Form 10QSB
period 2003-03-31
SILESIA ENTERPRISES INC
filed 2004-10-12
CIK 1140298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003.
                                       or

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


                                TABLE OF CONTENTS
-------------------------------------------------------------------------------

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




                           Silesia Enterprises, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                 As of
                                                             March 31, 2003
                                                             --------------

Receivable from trust account (Note 2)                          $    --
                                                                --------

           Total assets                                         $    --
                                                                ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                           $11,953
Other liability (Note 2)                                          1,000
                                                                --------
           Total liabilities                                     12,953
                                                                --------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding               --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding       190
       Additional paid-in capital                                 4,615
       Deficit accumulated during the development stage         (17,758)
                                                                --------

           Total stockholders' equity (deficit)                 (12,953)
                                                                --------

           Total liabilities and stockholders' equity
              (deficit)                                         $    --
                                                                ========

            See accompanying notes to condensed financial statements



                           SILESIA ENTERPRISES, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                    DURING THE DEVELOPMENT STAGE (UNAUDITED)
                                 MARCH 31, 2003

                                            For the three    Cumulative
                                            months ended     since
                                            March 31, 2003   inception
                                           (April 28, 2000)
                                          ---------------     -----------
EXPENSES
General and Administrative expenses        $      -            $  17,758
                                          ---------------     -----------
 NET LOSS BEFORE INCOME TAXES              $      -            $ (17,758)
(BENEFITS)

INCOME TAXES (BENEFITS)                           -                    -
                                          ---------------     -----------
 NET LOSS AND ACCUMULATED DEFICIT
DURING THE DEVELOPMENT STAGE               $      -            $ (17,758)
                                          ===============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (BASIC AND DILUTED)   1,895,000            1,895,000
                                          ===============     ===========
NET LOSS PER SHARE (BASIC AND DILUTED)
                                           $(0.0000)           $  0.0000)
                                          ===============     ===========

             See accompanying notes to condensed financial statements

                            SILESIA ENTERPRISES, INC
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 MARCH 31, 2003


                                               For the three      Cumulative
                                               months ended       since
                                               March 31, 2003     inception
                                               --------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                     $   -           $ (17,758)
Adjustments to reconcile net loss to net
     cash used by operating activities
   Common stock issued for services
                                                     -                 604
   Increase (decrease) from changes in:

   Accounts payable and accrued expenses
                                                     -              11,953
                                             --------------     -----------
 NET CASH USED BY OPERATING ACTIVITES
                                                     -              (5,201)
                                             --------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Other liability                                  -               1,000
    Issuance of common stock                         -               4,201
                                             --------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                     -               5,201
                                             --------------     -----------
NET INCREASE IN CASH AND EQUIVALENTS
 FOR THE PERIOD AND CUMULATIVE DURING
 THE DEVELOPMENT STAGE                               -                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
                                                     -                   -
                                             --------------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD
                                              $      -               $   -
                                             ==============     ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                             $      -               $   -
    Income taxes paid                         $      -               $   -
                                             --------------     -----------

            See accompanying notes to condensed financial statements

                                                        5

                           SILESIA ENTERPRISES, INC.
                       (A DEVELOPMENT-STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
         PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH MARCH 31, 2003

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS

Silesia Enterprises, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of March 31, 2003.

                             BASIS OF PRESENTATION
                             ---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United
States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2002, and its results of operations and cash flows for the three months ended March 31, 2003 and 2002, and the period from inception, April 28, 2000, through March 31, 2003. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

                             MANAGEMENT ESTIMATES
                             --------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires anagement to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                        6



                           SILESIA ENTERPRISES, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH MARCH 31, 2003

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

As of March 31, 2003, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of March 31, 2003, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3. RELATED-PARTY TRANSACTIONS

During the three months ended March 31, 2003, and the period from inception, April 28, 2000, through March 31, 2003, the Company received legal services from a stockholder that aggregated $400 and $11,224, respectively. In connection with these services, the Company owes the related stockholder $8,575 at March 31, 2003, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).



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

Expenses for the Three Months Ended March 31, 2002 and March 31, 2003.

 Expenses for the three months ended March 31, 2003 were 0 as compared to $410 respectively, for the same period ended March 31, 2002. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. Item 3. Controls and Procedures

 (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the adequacy and effectiveness of the disclosure controls and procedures of the Company, based on their evaluation of such controls and procedures.

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

                  No reports on Form 8-K were filed during the quarter ended March 31, 2003

                                  SIGNATURES
                                  ----------

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Silesia Enterprises, Inc.

                              By: \s\ Gerry Martin
                                 --------------------------------------
                                 Gerry Martin, President, Treasurer and
                                 Director
                                 Dated: October 1, 2004


                                  CERTIFICATION
                                 --------------

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

                                          /s/ Gerry Martin
----------------                         ------------------------------------
Date 10/1/04                             President and Chief Executive Officer



                                         /s/ Gerry Martin
----------------                         ------------------------------------
Date 10/1/04                             Principal Financial Officer