Form 10QSB
period 2003-06-30
SILESIA ENTERPRISES INC
filed 2004-10-12
CIK 1140298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 30, 2003, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes      No X
   ---     ---










                               TABLE OF CONTENTS
                               -----------------


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












                           SILESIA ENTERPRISES, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                       As of
                                                                  June 30, 2003
                                                                  -------------

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



                           SILESIA ENTERPRISES, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                    DURING THE DEVELOPMENT STAGE (UNAUDITED)
                                 JUNE 30, 2003

                                            For the six      Cumulative
                                            months ended     since
                                            June 30, 2003    inception
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
                                          ===============     ===========

            See accompanying notes to condensed financial statements


                            Silesia Enterprises, Inc
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 June 30, 2003


                                            For the three    Cumulative
                                            months ended     since
                                            June 30, 2003    inception
                                            --------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                  $    -          $(17,758)

   Adjustments to reconcile net loss to net cash used by operating activities

   Common stock issued for services
                                                   -               604
   Increase (decrease) from changes in:

   Accounts payable and accrued expenses
                                                   -            11,953
                                            --------------   ----------
 NET CASH USED BY OPERATING ACTIVITES
                                                   -            (5,201)
                                            --------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Other liability                                -             1,000
    Issuance of common stock                       -             4,201
                                            --------------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                   -             5,201
                                            --------------   ----------

NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
AND CUMULATIVE DURING THE DEVELOPMENT STAGE
                                                   -                 -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
                                                   -                  -
                                            --------------   ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD
                                              $    -             $   -
                                            ==============   ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid                             $    -           $   -
    Income taxes paid                         $    -           $   -
                                            --------------   ----------


            See accompanying notes to condensed financial statements

                                                        5

                           SILESIA ENTERPRISES, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH JUNE 30, 2003

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Silesia Enterprises, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2003.

 BASIS OF PRESENTATION

 The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2003, and its results of operations and cash flows for the three and nine months ended June 30, 2003 and 2002, and the period from inception, April 28, 2000, through June 30, 2003. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

                                        6



                           Silesia Enterprises, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 28, 2000, THROUGH June 30, 2003

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

         As of June 30, 2003, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the
    Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of June 30, 2003, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3. RELATED-PARTY TRANSACTIONS

         During the three months ended June 30, 2003, and the period from inception, April 28, 2000, through June 30, 2003, the Company received legal services from a stockholder that aggregated $400 and
$11,224, respectively. In connection with these services, the Company
owes the related stockholder $8,575 at June 30, 2003, and such           amount
is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).









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

Expenses for the Three and Six Months Ended June 30, 2002 and June 30, 2003.

 Expenses for the three months and six months ended June 30, 2003 were 0 as compared to $5,368 and $5,778, respectively, for the same periods ended June 30, 2002. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

         No reports on Form 8-K were filed during the quarter ended
         June 30, 2003

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











                                 CERTIFICATION
                                 -------------

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