Form 10KSB
period 2003-12-31
SILESIA ENTERPRISES INC
filed 2004-10-12
CIK 1140298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No.0-32731

                            Silesia Enterprises, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-049002269
---------------------------------      -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

2102 Business Center Drive, Suite 130, Irvine, California      92612
----------------------------------------------------------     --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (949) 253-4675
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2003 were $0.00.

As of December 31, 2003, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

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

         In addition, Gerry Martin serves as the director and sole officer of eight other companies (identified in Part III, Item 9 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, there may be a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Mr. Martin's business associations with multiple companies he will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's fiduciary duty. Mr. Martin, and the Company have no formal plan relating to the allocation of or Merger opportunities between the Company and the eight other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the eight other Companies. The Company currently has no arrangements or understandings with any brokers, finders or others relating to the identification of a Merger Candidate
        The proposed business activities described herein classify the Company as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan and completed a Merger.

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

         The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At December 31, 2003, there were 1,895,000 shares of Common Stock outstanding and held of record by 21 stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2003, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act (one year from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         The Company is one of the ten companies in which investors in the Private Placement were required to make an equal investment. The others were:
Byron Enterprises, Inc., Matrix Concepts, Inc., Bermuda Acquisition, Inc., Castcity.com, Chopin Venture Group, Inc. (which with a third party entered into a share exchange agreement as of January 28, 2002); Harrods Investments, Inc., Terra Trema, Inc., Voyager One, Inc., and Voyager Two. Inc.

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

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

    Expenses for Year Ended December 31, 2003

         Net cash used in operating activities for the twelve months ended December 31, 2003 was zero compared to ($5,201) for the period from the inception (April 28, 2000) until December 31, 2003. Net cash provided from financing activities for the twelve months ended December 31, 2003 was zero compared to ($5,201) for the period from the inception (April 28, 2000) until December 31, 2003. During the twelve months ended December 31, 2003, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities.

         The expenses of zero for the twelve months ended December 31, 2003 and $17,758 for the period from inception (April 28, 2000) through December 31, 2003, resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. There is no assurance that the Company will have sufficient funds to locate a Merger Target or to consummate a Merger and we may not have enough cash on hand to satisfy our cash requirements during the next 12 months.

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

THERE EXIST CONFLICTS OF INTEREST RELATING TO MR. MARTIN'S INTER-COMPANY
CONFLICTS

         Mr. Martin serves as the sole director and officer of other companies (identified in Item III, Part 9 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, Mr. Martin will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Mr. Martin's business associations with multiple companies they will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's fiduciary duties. However, the conflict should be mitigated by the fact that Mr. Martin has the same ownership interest in all of the companies as he does in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

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

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

         The ability of the Company to successfully effect a Merger will be dependent upon the efforts of its executive officer and director, Mr. Martin. Notwithstanding the significance of Mr. Martin, the Company has not entered into employment agreements or other understandings with Mr. Martin concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Martin could have a material adverse effect on the Company's ability to successfully achieve its business objectives.

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


     Silesia Enterprises, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 2003 AND 2002
                      AND FROM INCEPTION (APRIL 28, 2000)
                           THROUGH DECEMBER 31, 2003

                               TABLE OF CONTENTS


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

Statements of Cash Flows .................................................. 5

Notes to Financial Statements ............................................. 6





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Silesia Enterprises, Inc.

We have audited the accompanying balance sheets of Silesia Enterprises, Inc. (a development stage company) (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Silesia Enterprises, Inc. for the period from inception (April 28, 2000) through December 31, 2001 were audited by another auditor, whose report dated April 23, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern in Note 1 to the financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Silesia Enterprises, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Irvine, California
July 28, 2004


                           Silesia Enterprises, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                    ASSETS

                                                                  DECEMBER 31,        DECEMBER 31,
                                                                     2002               2001
                                                                -----------------  -----------------
Receivable from trust account (Note 3)                            $         -        $        -
                                                                -----------------  -----------------
    Total assets                                                  $         -        $        -
                                                                -----------------  -----------------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Accounts payable and accrued expenses                           $    11,953        $   11,953
  Other liability (Note 3)                                              1,000             1,000
                                                                -----------------  -----------------
   Total liabilities                                                   12,953            12,953

Stockholders' equity (deficit)
  Preferred stock, $.0001 par value; 5,000,000 shares
    authorized; 0 shares issued and outstanding                             -                 -
  Common stock, $.0001 par value:  10,000,000 shares
     authorized; 1,895,000 shares issued and outstanding                  190               190
  Additional paid-in capital                                            4,615             4,615
  Deficit accumulated during development stage                        (17,758)          (17,758)
                                                                -----------------  -----------------
   Total stockholders' equity (deficit)                               (12,953)          (12,953)
                                                                -----------------  -----------------
   Total liabilities and stockholders' equity (deficit)           $         -       $         -
                                                                -----------------  -----------------

                           Silesia Enterprises, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                CUMULATIVE AMOUNTS
                                                                                FROM INCEPTION
                                                                                (APRIL 28, 2000) THROUGH
                                       FOR THE YEAR ENDED   FOR THE YEAR ENDED  DECEMBER 31, 2003
                                       DECEMBER  31, 2003   DECEMBER  31, 2002
                                       ------------------   ------------------  ------------------------
General and administrative               $       -           $       8,499          $      17,758
expenses
                                       ------------------   ------------------  ------------------------
Loss before income taxes                         -                  (8,499)               (17,758)

Provision for income taxes (Note 4)              -                       -                      -
                                       ------------------   ------------------  ------------------------
    Net loss                             $       -            $     (8,499)         $     (17,758)

Weighted average shares                  1,895,000               1,895,000
outstanding
                                       ------------------   ------------------  ------------------------
Net loss per share                       $       -            $          -
                                       ------------------   ------------------  ------------------------

                            Silesia Enterprises, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                  PREFERRED STOCK      COMMON STOCK                DEFICIT
                                  ---------------      ------------                ACCUMULATED
                                                                       ADDITIONAL  DURING THE   TOTAL
                                                                       PAID-IN     DEVELOPMENT  STOCKHOLDERS'
                                                                       CAPITAL     STAGE        EQUITY
                                  SHARES  AMOUNT    SHARES    AMOUNT                            (DEFICIT)
                                  ------  ------   ---------  ------  ----------   -----------  -------------

Balance at inception - April      -    $  -         -         $  -       $   -         $    -       $     -
26, 2000

Issuance of common stock to       -       -     1,200,000      120        1,380             -         1,500
founders for cash

Issuance of common stock to       -       -     605,000         60         544              -           604
founders
   for  services
                                  -       -     85,000           9        2,542             -         2,551
Issuance of common stock in
private placement for
   cash held by attorney in       -       -         -            -           -          (2,780)      (2,780)
trust account
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Net loss for the period from
inception
   (April 28, 2000)  through
December 31, 2000

Balance at December 31, 2000      -       -     1,890,000      189        4,466         (2,780)       1,875
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Issuance of common stock in
private placement for             -       -     5,000            1         149              -           150
   cash held by attorney  in
trust account                     -       -         -            -           -          (6,479)      (6,479)

Net loss for the year ended
December 31, 2001
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Balance at December 31, 2001
                                  -       -     1,895,000      190        4,615         (9,259)      (4,454)
Net loss for the year ended
December 31, 2002                 -       -         -            -           -          (8,499)      (8,499)
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Balance at December 31, 2002      -       -     1,895,000      190        4,615         (17,758)          (12,953)

Net loss for the year ended       -       -         -            -           -              -             -
December 31, 2003
                                  ------  ------   ---------  ------  ----------   -----------  -------------
Balance at December 31, 2003      -    $  -     1,895,000     $190       $4,615        $(17,758)    $(12,953)
                                  ------  ------   ---------  ------  ----------   -----------  -------------

                            Silesia Enterprises, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS


                                                  FOR THE YEAR   FOR THE YEAR      CUMULATIVE AMOUNTS
                                                  ENDED          ENDED             FROM INCEPTION
                                                  DECEMBER 31,   DECEMBER 31,     (APRIL 28, 200)
                                                  2003           2002              THROUGH DECEMBER 31,
                                                                                   2003
                                                  ------------   ------------      ------------------
Cash flows from operating activities:
   Net loss                                          $     -      $   (8,499)      $     (17,758)

Adjustments to reconcile net loss to net cash used
   in operating activities:
   Issuance of common stock for services                   -               -                 604
   Increase (decrease) from changes in:
      Receivable from trust account                        -             547                   -
      Accounts payable and accrued expenses                -           6,952              11,953
                                                  ------------   ------------      ------------------
       Net cash used in operating activities               -          (1,000)             (5,201)
                                                  ------------   ------------      ------------------
Cash flows from financing activities:
   Other liability                                         -           1,000               1,000
   Cash proceeds held by attorney in trust account
      from the issuance of common stock                    -               -               4,201
                                                  ------------   ------------      ------------------
       Net cash provided by financing activities           -           1,000               5,201
                                                  ------------   ------------      ------------------
Cash, beginning of period                                  -               -                   -
                                                  ------------   ------------      ------------------
Cash, end of period                                  $     -         $     -           $       -
                                                  ------------   ------------      ------------------

                                           F-7


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and the executive officer of the Company:

Name                     Age       Title
- ----                     ---       ------

Gerry Martin             50        President, Treasurer and Director

         GERRY MARTIN, has been an officer and director of the Company from its inception. Mr. Martin is a president and owner of CMI, Inc., and has been involved in investment banking for 28 years. He has raised over $350,000,000 for emerging growth companies in the areas of debt and equity through his referral relationships with companies like Trenwith Securities, Tucker Federal and Roth Capital. Mr. Martin is a director and a member of the audit committee of Prolong International, Inc., a public company.

    The Company currently has no employees.

        The following chart summarizes certain information concerning the blank check companies with which Mr. Martin is or has been a director/officer and which have filed or intend to file a registration statement with the SEC, as of this date.

COMPANY NAME
SEC FILE NUMBER                     STATE        10SB FILE DATE
- ---------------                     -----        --------------
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

         Mr. Martin is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. He will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Mr. Martin will devote such time as he deemsw reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger.

Item 10.  Executive Compensation
          ----------------------

         Gerry Martin is the sole officer and director of the Company. He receives no compensation for his respective services as the director and/or officer of the Company.

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

                                              SHARES        PERCENT
                                           BENEFICIALLY     OF CLASS
                  NAME                        OWNED (2)    OUTSTANDING
- --------------------------------------    -------------    -----------
    Gerry Martin (1)                         1,200,000        63.3%
    President, Treasurer, Director

    Iwona Alami (3)                            600,000        31.7%

    Officers and Directors as                1,200,000        63.3%
    a Group (1 person)

- ------------------------


(1) C/o Company's address: 2102 Business Center Drive, Suite 130, Irvine, California, 92612.

(2)      Based on 1,895,000 shares of Common Stock outstanding as of December
         31, 2003.

(3) Address: 120 Newport Center Drive, Suite 200, Newport Beach, California, 92660.

         A Merger will, in all likelihood, result in stockholders of the Merger Target obtaining a controlling interest in the Company. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Martin to resign or be removed as executive officers and/or directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         To this date, the Company has had no operating business and engaged in no transactions in which Mr. Martin has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Mr. Martin's interest therein would arise only from his ownership of Common Stock of the Company, if any, and would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company.
        In addition to the Company, Mr. Martin serves as the director and officer of other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are listed in Item 9 above. As a result, Mr. Martin will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation, and the laws of the state of Nevada further provide rights and remedies to shareholders in the event such duty is breached. As a result of Mr.Martin's business associations with multiple companies he will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Martin's Ms. Heller's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Martin and has the same ownership interest in each other company as he does in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

         Prior to his involvement with the Company, Mr. Martin has not been involved in any "blind pool" or "blank check" offerings. Mr. Martin is affiliated with eight other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As described above, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Martin may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

         Mr. Martin and the Company have no formal plan relating to the allocation of business or Merger opportunities between the Company and the eight other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the eight other Companies.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number      Description
- --------------      -----------
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of Subscription Agreement executed by investors in the
                    Private Placement*
- --------------------------------

* Previously filed with the Securities and Exchange Commission on Form 10-SB.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2003.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Silesia Enterprises, Inc.

                               By /s/ Gerry Martin
                                  --------------------------------------------
                                  Gerry Martin, President and
                                  Treasurer
                                    Date: 10/1/2004

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ Gerry Martin
                                  --------------------------------------------
                                  Gerry Martin, President,
                                  Treasurer and Director
                                    Date: 10/1/2004

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

 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     Date: October 1, 2004.

                               /s/ Gerry Martin
                             --------------------------------------------
                               Gerry Martin, President and Chief Executive
                               Officer, Treasurer