Form 10QSB
period 2004-06-30
SILESIA ENTERPRISES INC
filed 2004-10-12
CIK 1140298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004.
                                       or

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

Check whether the issuer: (1) filed all reports required to be filed by section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2) beensubject to such filing requirements for the past ninety (90) days.
Yes X   No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of commonequity, as of the latest practical date: As of June 30, 2004, there were1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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



                           Silesia Enterprises, Inc.
(A DEVELOPMENT-STAGE ENTERPRISE)
BALANCE SHEET
(UNAUDITED)

                                     ASSETS
                                                                  As of
                                                              June 30, 2004
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
                                                                  ========

            See accompanying notes to condensed financial statements



                           SILESIA ENTERPRISES, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                       STATEMENTS OF LOSS AND ACCUMULATED
                DEFICIT DURING THE DEVELOPMENT STAGE (UNAUDITED)
                                 JUNE 30, 2004

                                            For the Six      Cumulative
                                            months ended     since
                                            June 30, 2004    inception
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
                                          ===============     ===========

            See accompanying notes to condensed financial statements






Silesia Enterprises, Inc
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
JUNE 30, 2004


                                             For the Six       Cumulative
                                             months ended      since
                                             June 30, 2004     inception
                                             -------------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                  $    -          $(17,758)

   Adjustments to reconcile net loss to net cash used by operating activities

   Common stock issued for services
                                                   -               604
   Increase (decrease) from changes in:

   Accounts payable and accrued expenses
                                                   -            11,953
                                            --------------   ----------
 NET CASH USED BY OPERATING ACTIVITIES
                                                   -            (5,201)
                                            --------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Other liability                                -             1,000
    Issuance of common stock                       -             4,201
                                            --------------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                   -             5,201
                                            --------------   ----------

NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
AND CUMULATIVE DURING THE DEVELOPMENT STAGE
                                                   -                 -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
                                                   -                 -
                                           --------------   ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD
                                              $    -             $   -
                                            ==============   ==========

SUPPLEMENTAL DISCLOSURES
    Interest paid                             $    -             $   -
    Income taxes paid                         $    -             $   -
                                            --------------   ----------

            See accompanying notes to condensed financial statements

                                                       5

                           SILESIA ENTERPRISES, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 28, 2000, THROUGH JUNE 30, 2004

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Silesia Enterprises, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2004.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United
    States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30,
2002, and its results of operations and cash flows for the six months    ended
June 30, 2004 and 2003, and the period from         inception, April 28, 2000,
through June 30, 2004. These statements         are not necessarily indicative
of the results to be expected for the         full fiscal year. These
statements should be read in conjunction with         the financial statements
and notes thereto included in the Company's         Form 10-KSB for the year
ended December 31, 2003 as filed with the         Securities and Exchange
Commission.

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

                                        6




                           Silesia Enterprises, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 28, 2000, THROUGH June 30, 2004

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

         As of June 30, 2004, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As
of June 30, 2004, the related unexpended cash proceeds are held by         the
Company's legal counsel in a trust account (Note 3).

3. RELATED-PARTY TRANSACTIONS

         During the three months ended June 30, 2004, and the period from
 inception, April 28, 2000, through June 30, 2004, the Company         received
legal services from a stockholder that aggregated $400 and         $11,224,
respectively. In connection with these services, the Company         owes the
related stockholder $8,575 at June 30, 2004, and such         amount is
included in accounts payable and accrued expenses in the         accompanying
balance sheet. This stockholder also maintains the         Company's unexpended
cash proceeds in a trust account (Note 2).


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

Expenses for the Three Months Ended June 30, 2003 and June 30, 2004.

 Expenses for the six months ended June 30, 2004 were 0 as compared to 0 respectively, for the same period ended June 30, 2004. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirement. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

         No reports on Form 8-K were filed during the quarter ended
         June 30, 2004

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

                                 Dated:   October 1st, 2004





                                 CERTIFICATION
                                 -------------

I, Gerry Martin, President, CEO and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Silesia Enterprises, Inc., (the "registrant");

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