Form 10-K
period 2004-12-31
iWorld Projects & Systems, Inc.
filed 2005-03-24
CIK 1140298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                           Commission File No. 814-00689

                            iWorld Projects & Systems, Inc.
                           ---------------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     76-0784328
---------------------------------        --------------------------------
State or other jurisdiction           I.R.S. Employer Identification Number
of incorporation or organization

3834 Sunflower Court, Merritt Island, FL                        32953
----------------------------------------------------------     --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (407) 810-6125
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.00001 Par Value
                         ---------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject
to such filing requirements for the past ninety (90) days.   [X]Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 Of regulation S-K contained in this form, and no disclosure will be contained, tothe best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.     [ ]

The Company's revenues for Fiscal Year ended December 31, 2004 were $0.00.

As of December 31, 2004, 5,037,051 shares of Common Stock were outstanding. The common shares of the Company were traded on the Pink Sheets under the symbol ORGS, thereafter changed to IWPS. The number of shares of common stock held by non-affiliates was 4,637,051 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                                     PART I

Item 1.  Description of Business.
         -----------------------

         Silesia Enterprises, Inc. ("Silesia") was incorporated under the laws of the state of Nevada in April, 2000. Silesia's corporate offices were located at 2102 Business Center Drive, Suite 130, Irvine, California 92612. Silesia was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity. On December 15, 2004, Silesia changed its business model and elected to become a Business Development Company under the Investment Company Act of 1940 by filing an election on Form N-54A with the SEC. In aid of its new business model, Silesia filed a 1-E exemption with the SEC on December 16, 2004 to allow it to raise up to $5 million in funds for investment in portfolio companies and for its own operations. This 1-E filing became effective on December 30, 2004, but no shares have yet been issued under the exemption.

	As part of its new operating plan, its former officers and directors resigned and James Reskin, Joe Bolley and Holly Bryan were appointed as directors and James Reskin and also named as President and CEO, as well as Treasurer, on December 13, 2004. This was reported on a Form 8-K filed with the SEC on December 15, 2004. Silesia also changed its principal offices to Louisville, KY.

	On December 27, 2004, Silesia and Organic Solutions, Inc., also a Nevada corporation, announced the signing of a Merger Agreement between the two companies, which Merger Agreement was approved by the shareholders of both companies. A copy of the Merger Agreement was filed with our 8-K filed with the SEC on January 3, 2005. Under the terms of the Merger Agreement, each ten outstanding common share of Organic Solutions, Inc. at the time of the merger, including the common shares issuable on the conversion of 1,600,000 shares of the Series A Convertible Preferred Shares then outstanding, were converted into one share of the surviving entity, resulting in a one-for-ten reverse split of the outstanding shares of Organic Solutions, Inc. In addition, each of the 1,895,000 common shares of Silesia outstanding at the time of the merger were exchanged for one share of the surviving entity in the merger. Under the terms of the Merger Agreement, Organic Solutions, Inc. was the surviving corporation and changed its name in the merger to iWorld Projects & Systems, Inc. (the Company). The merger closed on
December 30, 2004. As a result, the Company became a fully reporting company with its common shares traded on the Pink Sheets. After reporting the merger and reverse split to NASDAQ and obtaining a new CUSIP number, a new trading symbol for the common shares was issued and the shares now trade on the Pink Sheets under the symbol IWPS.

         As a Business Development Company, or BDC, under the Investment Company Act of 1940, the business model of the Company is to locate, invest in and provide management assistance to small public and private companies to enable those companies to undertake their own business plans and models.

         In connection with this election, the Company has adopted
Corporate governance resolutions and intends to operate as a closed-end management investment company as a business development company (a BDC). The following information is disclosed as a material departure from our prior business plan.

INVESTMENT STRATEGY

We have conducted limited operations to date. Under this recent election, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will, at all times, conduct our business
so as to retain our status as a BDC.   We may not change the nature of our
business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic
Quotation Service.)   We must also offer to provide significant managerial
assistance to these portfolio companies.   Qualifying assets may also include:

*	cash,
*	cash equivalents,
*	U.S. Government securities, or
*	high-quality debt investments maturing in one year or less from the
	Date of investment.

We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

Nature of a BDC

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents.

An eligible portfolio company generally is a United States company that is not an investment company and that:

* does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;
* is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
*     meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.
We may or may not control our portfolio companies. An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the
Amount of the BDC's total assets represented by the value of the maximum amount of
securities to be issued by the borrower or lessee to the BDC pursuant to
such commitment.   As a BDC, we must invest at least 70% of our total assets
in qualifying assets but may invest more in such qualifying assets.


Primary Strategy

We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations
that govern traditional lending institutions such as banks.   We will seek to
structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies.
This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some
of the uncertainty surrounding their capital allocation decisions.   We
will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity
appreciation rights or future contract payments.   We believe that this
flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a
preferred source of capital to them.   We also believe our approach should
enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon. We will not be subject to periodic capital return
requirements.   These requirements, which are standard for most private
equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network. We believe that, through our management And directors, we have solid contacts and sources from which to generate Investment opportunities. These contacts and sources include:

*	public and private companies,
*	investment bankers,
*	attorneys,
*	accountants,
*	consultants, and
*	commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Criteria

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

*	purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
*	own the securities of companies that are in the business of buying, selling or developing real estate; or
*	finance the purchase of real estate by our portfolio companies.

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

*	sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies; or
*	Purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
*	engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loans or similar investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics. We have identified several criteria that we believe will prove important in seeking our investment
objective with respect to target companies.   These criteria will provide
general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management.  We will generally require that our portfolio
companies have an experienced president or management team.   We will
also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

Products or Services. We will seek companies that are involved in products or services that do not require significant additional capital or research
expenditures.   In general, we will seek target companies that make
innovative use of proven technologies or methods.

Proprietary Advantage. We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

*	patents or trade secrets with respect to owning or manufacturing its products, and
*	a demonstrable and sustainable marketing advantage over its competition

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations. We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth. We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its
revenues and operating cash flow over time.   The anticipated growth rate of a
prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy. Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize
appreciation, if any, in the value of our equity interest.   Liquidity events
may include:

*	an initial public offering,
*	a private sale of our equity interest to a third party,
*	a merger or an acquisition of the portfolio company, or
*	a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with
providing financing.   The terms of the warrants, including the expiration
date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture
capitalists and other holders.   We anticipate that most warrants will be for
a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, the proposed offering price of the equity securities. The equity securities for which the warrant will be exercised generally will be common stock, of which there may be one or more classes, or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under
the 1933 Act at the time of the issuance.   We will generally negotiate for
registration rights with the issuer that may provide:

*	piggyback registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
*	in certain circumstances, "demand" registration rights permitting us, under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense.

We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets. Although we do not intend to operate as an Asset based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor
in  our credit analysis.   We will emphasize both tangible assets, such as:

*	accounts receivable,
*	inventory, and
*	equipment,

and intangible assets, such as:

*	intellectual property,
*	customer lists,
*	networks, and
*	databases.

Investment Process

Due Diligence. If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

*	company and technology assessments,
*	existing management team,
*	market analysis,
*	competitive analysis,
*	evaluation of management, risk analysis and transaction size,
*	pricing, and
*	structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

*	Interviews with management and significant shareholders, including any financial or strategic sponsor;
*	Review of financing history;
*	Review of management's track record with respect to:

           o	product development and marketing,
           o	mergers and acquisitions,
           o	alliances,
           o	collaborations,
           o	research and development outsourcing and other strategic
                  activities;

*	Assessment of competition; and
*	Review of exit strategies.

In our review of the financial conditions, we look at the following:

*	Evaluation of future financing needs and plans;
*	Detailed analysis of financial performance;
*	Development of pro forma financial projections; and
*	Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

*	Evaluation of intellectual property position;
*	Review of existing customer or similar agreements and arrangements;
*	Analysis of core technology;
*	Assessment of collaborations;
*	Review of sales and marketing procedures; and
*	Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters exist that warrant such an evaluation, we will obtain an independent appraisal of the target company.

Ongoing Relationships with Portfolio Companies

Monitoring. We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective
business plans.   We may decline to make additional investments in portfolio
companies that do not continue to meet our financing criteria.   However, we
may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

*	Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
*	Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
*	Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
*	Attendance at and participation in board meetings;
*	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance. As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio
companies.   This assistance will typically involve:

*	monitoring the operations of our portfolio companies,
*	participating in their board and management meetings,
*	consulting with and advising their officers, and
*	providing other organizational and financial guidance.


Diversification

As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and certain other
assets including cash and cash equivalents.   In order to receive favorable
pass-through tax treatment on any distributions to our shareholders, we intend to diversify our pool of investments in such a manner so as to qualify
as a diversified closed end management investment company.   However, because
of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-diversified closed end investment company under the 1940 Act. Until we qualify as a registered investment company, we will not be subject to the diversification requirements applicable to RICs
under the Internal Revenue Code.   Therefore, we will not receive favorable
pass through tax treatment on distributions to our shareholders.   In the
future, we will seek to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described
below.   We cannot assure you, however, that we will ever be able to meet those requirements.

To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year,

*	not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and
*	at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs, and other securities.

Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting
securities of a single issuer.   For purposes of the diversification
requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to
existing capital, and the potential return.   Although investment amounts
will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $500,000.

Competition

Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially
greater financial and managerial resources than we will have.   We believe
that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process
on a timely basis.   We cannot assure you that we will be successful in
implementing our strategies.

THE COMPANY AND ITS STRUCTURE

The Board of Directors and its Committees

The Board of Directors is empowered to manage and oversee the operations of a
BDC.    As such, these decisions will be paid according to guidelines adopted for that purpose. All directors will be reimbursed by the Company for any expenses incurred in attending directors' meetings provided that the Company has the resources to pay these fees. The Company intends to apply for officers and directors liability insurance at such time that it has the resources to do so. The Company will maintain whatever insurance and surety bonds as are necessary when holding physical certificates and other assets in possession.

Audit Committee

An Audit Committee charter has been accepted and under the independent directorship control of a majority of independent directors. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of
internal controls.   The audit committee will assist in determining the
carrying values of portfolio investments.

Investment Committee

An Investment Committee charter and policy has been approved by, and is under the directorship control of, a majority of independent directors. The function of the charter and the committee will be to review and approve all investments in excess of $25,000 and assist in determining the carrying values of portfolio investments.

Compensation Committee

A Compensation Committee charter and policy has been approved by, and is under the directorship of, a majority of independent directors. The purpose of the compensation committee will be to manage the stock option plan and review and recommend compensation arrangements for the officers.

Nominating Committee

A Nominating Committee charter has been accepted and is under the independent directorship control of a majority of independent directors. The primary role of the Nominating Committee is to actively seek individuals qualified to become members of the board of directors, while ensuring that proper evaluations and performances are upheld within the boards of portfolio companies.

Verification of Independent Directors

A resolution has been adopted and a policy for determination of Directors independence has been established. Our independent directors have proclaimed and established themselves as independent via the following proclamation as established by the Independence Charter, including:

*	within the last three (3) years, has not received more than $60,000 per year in direct compensation from the Corporation or any of its affiliates other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
* within the last three (3) years, has not been affiliated with or employed by any independent audit firm presently acting as auditor of the Corporation or an affiliate of the Corporation or having acted as such an auditor during the previous 3 years;
*	within the past three (3) years, has had no personal service
      Relationships and has not been affiliated with an organization that has had a personal service relationship with the Corporation, or with a member of the Corporation's senior management;
*	within the past (3) years, has not accepted any fee or compensation from the Corporation other than director's fees and compensation;
*	within the last three (3) years, has not had any material business relationship (such as commercial, industrial, consulting, legal, or accounting) with the Corporation for which the Corporation has been required to make disclosure under Regulation S-K of the Securities and Exchange Commission; and;
*	within the past three (3) years, has not been part of an interlocking directorate in which an executive officer of the Corporation serves on the compensation committee or a committee of a similar nature of another company that concurrently employs the director.

Stock Option Plan

There presently is no stock option plan.

Executive Compensation

No officer, director or employee has received any cash compensation to date, and no director, officer or employee has a contract or commitment to receive
annual compensation in excess of $100,000.   Each officer will be paid a
negotiated percentage of profits for the events that they arrange.   No
officer will receive any other compensation from us unless approved by the independent Compensation Committee.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating
management time among their various business activities.   In the course of
their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is officer or director subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us
and the companies that he is affiliated with on an equal basis.   A breach of
this requirement will be a breach of the fiduciary duties of the officer or
director.   If we, or the companies to which the officer or director is affiliated, desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the
opportunity.    However, to the extent permitted under the 1940 Act, the
officer or director may take advantage of opportunities if we should decline
to do so.   Except as set forth above, we have not adopted any other
conflict of interest policy in connection with these types of transactions.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act That establishes procedures for personal investments and restricts certain
Personal securities transactions.   Personnel subject to each code may invest
In securities for their personal investment accounts, including securities That may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

Employees

As of December 15, 2004, we had 0 employees. Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies will be subcontracted to consultants. The Company may require additional employees in the areas of administration, sales and marketing, etc. in the future and as additional portfolio companies are added. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required. The Company believes its relations with its prospective consultants and employees are good.


FINANCIAL AND OTHER INFORMATION

Other Regulatory Matters

We are a business development company under the 1940 Act.   The 1940 Act
contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, including any investment advisers or sub-advisers, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately
after each such issuance.   In addition, while any senior securities remain
outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or
repurchase.   We may also borrow amounts up to 5% of the value of our total
assets for temporary or emergency purposes.   Regulations governing our
operation as a BDC will affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

Determination of Net Asset Value

The net asset value per share of our outstanding shares of common stock will Be determined quarterly, as soon as practicable after, and as of the end of, Each calendar quarter, by dividing the value of total assets minus total Liabilities by the number of shares outstanding at the date as of which such Determination is made.

In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices
for other securities.   Debt and equity securities that are not publicly
traded will be valued at fair value as determined in good faith by a valuation committee of our board of directors based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer's performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as

*	results of subsequent financing,
*	the availability of market quotations,
*	the portfolio company's operations and
*	changes in market conditions.

For warrants, our cost usually will be a nominal amount, such as $.01 per
share.   Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations obtained from
pricing services or dealers.   Our valuation guidelines will be subject to
periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Item 2.  Description of Property
         -----------------------

         The Company neither owns nor leases any real property at this time. Pursuant to an oral agreement with James Reskin, the Company's former chief executive officer, the Company utilized office space of Mr. Reskin's company as its principal executive office during 2004, at no charge to the Company.

         The Company has not invested in any real property at this time nor does the Company currently intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings
         -----------------

         We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of stockholders in the fourth quarter of 2004. A majority of the shareholders (16 million out of 31,420,510 pre-reverse split shares) of the Company consented in writing on December 27, 2004 to the merger of Silesia Enterprises into the Company, effective December 30, 2004, with the Company as the survivor. No proxy solicitation or information statement was filed or required as a result of the written consent action of the Company?s shareholders. The terms of the merger and a copy of the Merger Agreement were filed with the SEC with our Form 8-K report dated January 3, 2005.



                                  PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters
         ------------------------------------------------------------------

SALE OF UNREGISTERED SECURITIES.

	During the Fourth Quarter of 2004, the Company issued 1,600,000 Series A Convertible Preferred shares in return for consulting services valued by the Company at $16,000. The shares were issued in payment of services rendered to the Company by four consultants, pursuant to written consulting agreements, which are attached as Exhibits to this report. None of the consultants were affiliated in any way with the Company prior to the issuance of the shares. The shares were issued pursuant to an exemption from registration under Section 4(2)of the Securities Act of 1933. The Series A Convertible Preferred shares are voting shares, and vote with the common shares, but on the basis that each Series A Preferred share has ten votes.
The Series A Convertible shares also convert to common shares in the Company in the event of a merger, recapitalization or similar event, on the basis of ten common shares for each Series A Preferred share outstanding. The Series A Preferred shares automatically converted to 16 million common shares on the effective date of the merger, December 30, 2004, and thereafter were reduced, along with the remaining outstanding common shares, on a one for ten reverse split in the merger transaction. As a result, the 16 million common shares resulting from the conversion of the 1,600,000 Series A Preferred shares and the 15,420,510 common shares previously issued and outstanding, were reduced in the reverse split to a total of 3,142,051 common shares. The reverse split became effective on January 10, 2005.

	Also during the Fourth Quarter, the Company issued 1,895,000 new common shares in exchange for the 1,895,000 common shares of Silesia Enterprises, Inc. issued and outstanding prior to the merger of Silesia into the Company. As a result of these transactions, the total shares outstanding may be summarized as follows:

Pre-split Common Shares Outstanding						15,420,510
Pre-Split Common shares on Conversion of Series A Preferred		16,000,000
                                                                  ----------
Total Pre-Split Common Shares or Equivalent				31,420,510

Post one-for-ten reverse split common shares				 3,142,051*
Common shares issued to Silesia common shareholders			 1,895,000
                                                                  -----------
Total shares outstanding							 5,037,051
                                                                  ===========
*  This number reflects the result of rounding up fractional shares in the
Transaction.

PUBLIC MARKET

         The Company's Common Stock is currently traded on the Pink Sheets under the trading symbol IWPS. Trading information for the shares is summarized in the chart below, after giving effect to the one-for-ten reverse split resulting from the merger transaction:

CAPTION>
       2003                              High Bid       Low Bid

       First Quarter                     $0.001          $0.001
       Second Quarter                    $0.001          $0.001
       Third Quarter                     $0.050          $0.001
       Fourth Quarter                    $0.050          $0.003


       2004                              High Bid       Low Bid

       First Quarter                     $0.050          $0.003
       Second Quarter                    $0.004          $0.003
       Third Quarter                     $0.004          $0.003
       Fourth Quarter                    $1.000          $0.003

         The authorized capital stock of the Company consists of 2,000,000,000 Shares of Common Stock, $0.00001 par value. At December 31, 2004, there were 5,037,051 shares of Common Stock outstanding and held of record by more than 1,500 stockholders of record as of December 31, 2004.

DIVIDENDS

         The Company has not paid any dividends during the past two fiscal years, and does not expect to pay dividends prior to the consummation of an investment in a portfolio company. The payment of dividends after consummating any such investment will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of a portfolio investment. The payment of any dividends subsequent to an investment will be within the discretion of the Company's then Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

SECURITIES AUTHORiIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The Company doe not currently maintain any equity compensation plans. In the event the Board of Directors decides to implement such a plan, shareholder approval for the plan will first be obtained.

SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 5,037,051 shares of Common Stock outstanding as of December 31, 2004, approximately 2,045,000 may be considered free trading shares, another 1,391,029 shares may be considered eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act (one year from the date of issuance in July/August, 1997), and the balance of approximately 1,600,000 may be considered eligible for sale under Rule 144 one year from the date of issuance on December 15, 2004, subject to any further restriction as control shares held by officers or directors of the Company. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

Item 6.  Selected Financial Data.
         ------------------------

	Through the period ending December 31, 2004, and for the prior four fiscal Years ending December 31, 2003, the Company had not engaged in any significant business activity and had no net income, assets, liabilities or other financial activity. A summary of the activity of the Company, including the activities of both Organic Solutions, Inc. and Silesia Enterprises, Inc., which were merged on December 30, 2004, on a consolidated basis is shown in the table below:

                          TABLE OF FINANCIAL DATA
                         -------------------------
                                            December 31
                           2000      2001       2002       2003      2004
                      ---------------------------------------------------------
Revenue                  $  -      $   -      $   -      $   -    $    -
Loss from Operations        -          -          -          -      16,000
Loss per common share       -          -          -          -        .01
Total Assets               547        547         -          -          -
Long Term Liabilities       -          -          -          -          -
Dividends per share         -          -          -          -          -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
         -----------------------------------------------------------------

a.   Full Fiscal Years.

General

         Our plan is to seek, investigate, and if such investigation warrants, invest in a corporation, partnership, limited liability company or other business entity (a "Portfolio Company") desiring the financial and management assistance available from a Business Development Company. At this time, we have no binding agreement to enter into an investment transaction with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of our proposed plan of operation and portfolio investments under this caption and throughout this Annual Report are purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months.

Liquidity Needs and Capital Resources.

         Our auditors have included an explanatory paragraph in their report For the year ended December 31, 2004, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-K do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

         We may make a portfolio investment in an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a BDC. Indeed, our most common investment candidates are often companies that lack the ability to conduct an IPO, or whose business model is not well received by the investment banking community. In some instances, an investment may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

       Selecting a Portfolio Company will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of being associated with a BDC. Many potential Portfolio Companies are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of investing in these entities may include facilitating Or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, providing assistance with management and other items. Potential Portfolio Investments may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Portfolio Investment targets extremely difficult and complex.

         We do not have sufficient capital with which to provide the owners of Portfolio Companies significant cash or other assets. We believe we can offer Owners of Portfolio Companies the opportunity to obtain management assistance as well as stock in a public company at substantially less cost than is required to conduct an initial public offering. We also believe that finding a suitable Portfolio Investment company may depend on the existence of a public trading market for our Common Stock.

Results of Operations

       To date, we have not engaged in any significant business activity, and Our Business model now is to locate, investigate and invest in suitable Portfolio Investments and to provide management assistance to those companies. We will not restrict our search to any specific kind of Portfolio
Company, and we may invest an entity which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. We intend to raise capital for Portfolio Investments and have filed a 1-E exemption for up to $5,000,000 of capital, which became effective on December 29, 2004. There can be no assurance, however, that we will be able to raise the additional capital needed to carry out our business model.

Selection and Evaluation of Portfolio Companies

         Our management, along with the Investment Committee of the Board of Directors, will have complete discretion and flexibility in identifying and selecting a prospective Portfolio Company with the assistance of our legal counsel or other consultants, as we may deem necessary.

         In connection with its evaluation of a prospective Portfolio Company, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

         The time and costs required to select and evaluate a Portfolio Company(including conducting a due diligence review) and to structure and Consummate the investment including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws cannot presently be ascertained with any degree of certainty. Mr. Reskin, our executive officer at the end of 2004, devoted only a small portion of his time to our affairs and, accordingly, consummation of an investment would have required a greater period of time than if our management devoted his full time to our affairs. We increased the size and make-up of our Board of Directors subsequent to the end of the year to add additional and new officers and directors to assist us in meeting the requirements of operating as a BDC. See, Subsequent Events for a complete discussion of our new Board and officers. We may also engage third party consultants to assist us in the evaluation and due diligence review of potential Portfolio Companies.

         We will seek potential Portfolio Companies from all known sources and anticipate that various prospective Portfolio Companies will be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officers, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote our company, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to our current officers and directors or any entity with which they are affiliated for such service. Moreover, in no event shall we issue any of our securities to any officer, director or affiliate of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Portfolio Company in which to invest.

         In analyzing prospective Portfolio Companies, management may consider, among other factors, such matters as;

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

         o the perceived public recognition or acceptance of products, services or trades; and

         o        name recognition.

         Merger opportunities in which we may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. Our stockholders must, therefore, depend on management and the Investment Committee of the Board of Directors to identify and evaluate such risks. The investigation of specific portfolio opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and may result in substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific opportunity the cost therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred.

         There can be no assurance that we will find a suitable Portfolio Company. If no such Portfolio Company is found, no return on an investment in our securities will be realized, and there will not, most likely, be a significant market for the Company's stock. Subsequent to the end of the December 31, 2004 fiscal year, we acquired all of the shares of outstanding common stock of iWorld Projects & Systems, Inc. for 93,006,000 shares of our common stock in a transaction valued at $10 million. As a result of that acquisition, we now have three portfolio investments in operating companies, Process Integrity, Inc., Applied Management Systems, Inc. and PM Forum.org, Inc. See, Subsequent Events.


                              RISK FACTORS

THE COMPANY HAS NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS

         The Company was incorporated in July 1999 as Organic Solutions, Inc., a Delaware corporation. In December, 2004, the Delaware corporation merged into a newly formed Nevada corporation to change its corporate domicile from Delaware to Nevada. The Company also changed its name in that transaction to iWorld Projects & Systems, Inc. Silesia Enterprises, Inc., which merged into the Company on December 30, 2004, was incorporated in April, 2000. Neither constituent company in the merger had any operating business as of the date of the merger. In addition, the Company had not yet identified any Portfolio Companies in which to invest as of the end of December, 2004. Accordingly, there was only a limited basis upon which to evaluate the Company's prospects for achieving its intended business objectives as a BDC at that time. Since that date, the Company's efforts have been focused on organizational activities as a BDC and to closing its first portfolio acquisitions. See, Subsequent Events.

THE COMPANY HAS LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

         The Company has limited resources and has had no revenues to date. In addition, the Company will not achieve any revenues until, at the earliest, the consummation of a Portfolio Investment. Moreover, there can be no assurance that any Portfolio Investment, at the time of the Company's consummation of an investment, or at any time thereafter, will provide any material revenues from its operations or operate on a profitable basis.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS
PLAN

         The Company has had no revenues to date and will be entirely
Dependent upon its limited available financial resources. The
Company cannot ascertain with any degree of certainty the capital
Requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan, the Company may be required to seek additional financing.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

         There can be no assurance that additional financing, if needed, will Be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans for a Portfolio Investment, and would have minimal capital remaining to pursue other Portfolio Companies.
The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of the Portfolio Company. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

         There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Merger. However, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate an investment, or to provide funds for an additional infusion of capital into a Portfolio Company, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Portfolio Company may have already incurred borrowings and, therefore, all the risks inherent thereto.

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED PORTFOLIO INVESTMENT TARGETS

         The Company has not selected any particular industry or Portfolio Company in which to concentrate its investment efforts. The directors and executive officers of the Company have had no contact or discussions with any entity or representatives of any entity regarding consummation of a Portfolio Investment. Accordingly, there is no basis to evaluate the possible merits or risks of the Portfolio Investment or the particular industry in which the Company may ultimately operate, and therefore risks of a currently unascertainable nature may arise when a specific Portfolio Company and industry is chosen. For example, to the extent that the Company effects an investment ina financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular Portfolio Company or industry, there can be no assurance that the Company will properly ascertain or assess all such risks.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE CONSUMMATION OF A PORTFOLIO INVESTMENT.

         The success of the Company's proposed plan of operation will depend To a great extent on locating and consummating an investment in a Portfolio Company. Subsequent to any investment, the Company's success will depend greatly on the operations, financial condition, and management of the identified Portfolio Company. While management intends to seek an investment in a company that has an established operating history, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes an investment, the success of the Company's operations may be dependent upon management of the Portfolio Company and numerous other factors beyond the Company's control.

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

         The ability of the Company to successfully effect a Portfolio Investment will be dependent upon the efforts of its executive officers and directors, as well as its ability to attract additional directors and executive officers. The Company has not entered into employment agreements or other understandings with any officer or director concerning compensation or obtained any "key man" life insurance on his life.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A PORTFOLIO INVESTMENT

         The Company's Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock and 20 million shares of preferred stock. There were 5,037,051 outstanding and issued shares of Common Stock at December 31, 2004. In February, 2005, the Company issued 95,850,000 shares of its Common Stock to acquire all of the shares of iWorld Projects & Systems, Inc. See, Subsequent Events. To the extent that additional shares of Common Stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following a Portfolio Investment, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Portfolio Companies. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates.

THE COMPANY EXPECTS TO PAY NO CASH DIVIDENDS

         The Company does not expect to pay dividends prior to the Consummation of a Portfolio Investment. The payment of dividends after consummating any such investment will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of an investment. The payment of any dividends subsequent to an investment will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

SUBSEQUENT EVENTS

As reported in more detail in the Form 8K filed by the Company on February 25, 2005, the Company has closed on the acquisition of iWorld Projects & Systems, Inc., a Florida corporation (iWorld Florida)under an Acquisition Agreement dated December 30, 2004 between the the Company and iWorld Florida. This acquisition represents the second reported portfolio company acquisition made by Company, as a Business Development Company under the Investment Company Act of 1940. Under the terms of the Acquisition Agreement, nine shares of the common stock of the Company were issued for each common share of iWorld Florida issued and outstanding at the time of Closing. At Closing, iWorld Florida had a total of 10,650,000 common shares outstanding, which resulted in the issue of a total of 95,850,000 shares of the Companys common stock being issued in the transaction. The issuance of these shares resulted in the change of control of the Company, and the former shareholders of iWorld Florida now hold a majority (approximately 94.5 percent)of the outstanding shares of The Company. Prior to the acquisition, the Company had 5,037,561 common shares outstanding and after the transaction, a total of 100,887,051 ommon shares were outstanding.

The acquisition, and the resulting change of control of the Company, was
effective on February 22, 2005.   The former shareholders of iWorld Florida
now hold approximately 94.5 percent of the issued and outstanding shares of the Company. As part of the transaction, the existing officers and directors of the Company resigned, effective February 22, 2005 and new officers and directors were appointed.

The following table reflects the ownership of the common stock of the the Company by its officers, directors and more than five percent shareholders as a result of the acquisition transaction in February, 2005:

    Name		Position               Number of Shares       Percent
--------------------------------------------------------------------------
David Mathie <F1> Director                9,000,000              8.92
Robert Hipple     Director, Chairman      4,500,000 <F2>         4.46
David Pells       Director, President     7,200,000 <F3>         7.14
Stan Hirschman    Director                  675,000              0.66
Phil Pearce       Director                  675,000              0.66
Dan Hodges        Director                  675,000              0.66
Dan Candelore     Director                  675,000              0.66
Michael Young     President, Process      4,950,000 <F4>         4.91
                      Integrity, Inc.
AJ Collier        President, Applied        450,000              0.45
                   Management Concepts
Hugh Woodward     President, PM Forum.    1,440,000              1.43
                     Org, Inc.
                                        ------------           -------
Officers and                             30,240,000             29.97
Directors as
a group
                 ------------------------------------------
Shareholders:

Dana Hipple<F5>                          10,350,000             10.26
Nations International
  Investments, Inc                        6,750,000              6.69
Edward Naughton                           6,300,000              6.24
Robbi Mathie <F6>                         4,950,000              4.91

<F1>  David Mathie holds the shares jointly with his wife Rhonda.  David Mathie
is       the father of Robbi Mathie.
<F2>  Does not include 4,500,000 shares held by Mr. Hipple s wife directly,
      4,500,000 shares held by Mrs. Hipple as custodian under the uniform gift
to       minors act, or 1,350,000 shares held by iTrustFinancial, Inc., a corporation wholly owned by her.
<F3>  Does not include 2,025,000 shares held by Mr. Pells wife, Carla Pells,
      1,125,000 shares held by Mr. Pells daughter Camilla Pells, or 1,125,000 Shares held by Mr. Pells as custodian under the uniform gift to minors act for his son, D.M.C. Pells, as to which Mr. Pells disclaims any beneficial interest.
<F4>  Does not include 2,250,000 shares held by Mr. Young s adult children and other relatives, as to which he disclaims any beneficial interest.
<F5>  Includes 4,500,000 shares held directly, 4,500,000 shares held as
      Custodian under the uniform gift to minors act, and 1,350,000 shares held by iTrustFinancial, Inc., a corporation wholly owned by her. Does not include 4,500,000 shares held directly by her husband, Robert Hipple.
<F6>  Robbi Mathie is the son of David Mathie.

As part of the acquisition of iWorld Florida by the Company, James Reskin, Joe Bolly and Holly Bryan, the directors and officers of the Company, resigned their offices, effective at the close of business on February 22, 2005. Prior to their resignations, they appointed David Mathie of Sydney, Australia, Robert Hipple of Florida and David Pells, of Dallas, Texas, as the new Board of Directors of the Company, effective at the close of business on February 22, 2005. Mr. Hipple also was elected as Chairman and Mr. Pells was elected as President and Secretary. Shortly thereafter, the Board of Directors appointed Stan Hirschman, Phil Pearce, Dan Hodges and Dan Candelore as additional
Members of the Board, with Mr. Candelore being appointed as Chair of the Audit Committee and designated audit committee financial expert.The new officers and directors will serve until the next annual meeting of shareholders of The Company

Robert Hipple, age 60, is an attorney, law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE,
AMEX and NASDAQ) companies.   He also has extensive experience with public
mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also has been President of iTrustFinancial, Inc., a Florida based business consulting company since June, 2003, has been a Visiting Professor of Law at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company based in the Chicago area from August 1999 to April 2001. Mr. Hipple also was President and Chairman of iWorld Projects & Systems, Inc., a Florida corporation, from its incorporation in May, 2004 to the date of its acquisition by The Company on February 22, 2005. He is also a member of the Board of Directors of Bronco Energy Fund, Inc., a public Business Development Company in the coal mining and related technologies market based in Tucson, Arizona and serves as Chair of the Audit Committee; and is contract Chief Financial Officer for Neptune Industries, Inc., a Pink Sheet traded (NPNI) company in the aquaculture business based in Boca Raton, Florida.

David Mathie, 62, is a former senior partner with Ernst and Young in Europe with over 35 years of experience in aerospace, automobiles, engineering, logistics, oil & gas, transportation and international consulting. Mr. Mathie is a former Vice President of the International Project Management Association
(IPMA), a Founding Member of the Italian Project Management Association and a Life Member of the Society of Logistics Engineers (SOLE); he is well known and respected in the international project management community. Based in Australia since 1997, Mr. Mathie provides project development, project management and project financing consulting both in Australia and internationally, specializing in resort projects. He has been closely involved with the management and development of the Curtis Island resort project in Australia for over 5 years and is a director of Queensland Resort Enterprises Proprietary Limited and Curtis Island Beach Resort Proprietary Limited, both private companies.

David L. Pells, 54, was a program management consultant for KJM Associates, a Bellevue, Washington, based contractor for the US Federal Transit Agency, during 1997 through 2000. While with KJM, Mr. Pells provided top level program management consulting services to the Dallas Area Rapid Transit
Agency on its $2 billion transit build out program and the Central
Puget Sound Regional Transit Authority (Sound Transit) on the $4 billion Sound Move Transit Program in the Seattle Tacoma area. He was vice president and director of strategic projects for Infinite Technology Corporation, a publicly traded system on chip and integrated circuits design company based in Richardson, Texas, from January 2001 through March 2003. Between March 2003 and May 2004, he was an executive consultant and involved in the planning and startup of iWorld Projects & Systems, Inc. During 2002, Mr. Pells also served on the board of directors of the Project Management Institute (PMI), a non-profit professional project management association based in the Philadelphia area. Mr. Pells also has been named a PMI Fellow in recognition of his service to the project management profession. He has recent experience with governance, investor relations and capital raising for a public company, and is well known and respected as a global leader in the world of project management.

Stan Hirschman is President of CPointe Associates, Inc., a Plano, Texas executive management and consulting firm which he founded in 1996 that specializes in solutions for companies with emerging technology-based products. He is Chairman of Bravo Foods International Corporation (BRVO), Director of 5G Wireless, Inc. (FGWC), former Chairman of Mustang Software and former director of Imaging Diagnostic Systems, Inc. He is also an advisor to Redwood Grove Capital Management LLC. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 406 retail store software chain, from 1989 until 1996. He has held senior executive management positions with T.J. Maxx, Gap Stores and Banana
Republic.  He is active in community affairs and serves on the Advisory
Board of the Salvation Army Adult Rehabilitation Centers.

Daniel L. Hodges has been President and Chairman of Fidelis Energy, Inc. (OTCBB: FDEI), an oil and gas exploration company, since 2004, as well as an instructor in the F-16 Fighter jet in Tucson, Arizona since 1997. From 1995 to 2002, Mr. Hodges took part in the formation and/or public registration of multiple public companies as an investor. Privately, Mr. Hodges has been involved in real estate developments and residential subdivisions in Southern Arizona since 1993. Mr. Hodges also serves on the board of directors of iWorld Projects & Systems, Inc. (IWPS), a publicly traded BDC.

Phil E. Pearce has been an independent business consultant with Phil E. Pearce & Associates since 1990, Chairman and Director of Financial Express Corporation since 1990. Prior to 1990, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers and was closely involved in the formation of the Nasdaq Stock Market, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of XR Medical, a diagnostic laboratory company, 5G Wireless, Inc., GoldSpring, Inc, Bravo! Foods International Corporation and Xybernaut Corporation. He is also an advisor to Redwood Grove Capital Management LLC. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and the Wharton School of Investment Banking at the University of Pennsylvania.

Dan Candelore has more than twenty-five years of responsible management experience in a variety of financial areas, including: Credit and Loan Workout, Equipment Leasing, Asset Recovery, Trade Finance, Strategic Planning, Business Development, and Corporate Finance. Since May, 2003, he has served as Executive Vice President and Chief Financial Officer of Global Capital Service Group, Ltd., a private investment bank and advisory group focused on services in the domestic and international finance, leasing, real estate and legal sectors.

He has also served as Vice President, Credit for Banco de la Provincia de
Buenos Aires, New York Agency from   2000 to 2002, where he managed the credit
department of Argentina?s second largest bank?s primary overseas office and was responsible for all portfolio reporting and credit administrative functions, and compliance with N.Y. State and Federal Reserve banking regulations as well
as those promulgated by the Central Bank of Argentina.   From 1996 to 2000, he
was with Grubb & Ellis, Fairfield, New Jersey in the Investment Services Group (1999 to 2000), where he managed the process of a real estate private placement financing program to raise construction funds from institutional investors for a variety of projects nationwide, and the Office Services Group (1996 to 1998) where his primary responsibilities included the development of institutional and corporate accounts that involved office leasing. He also has been with Nomura International Corporate Trust Company, 1995 to 1996 as Vice President of Business Development, BankAmerica National Trust Company, 1993 to 1995 as Vice President of Business Development, P.F. Dover Industries Inc., Edgewater, New Jersey, 1991 to 1992, Director of Business Development, Chemical Bank, New York, 1976 to 1991 in various Vice President positions, Chemco International Leasing, Inc., New York (wholly-owned by Chemical Bank), as Senior Credit Officer, Latin America Region (1976 to 1980) and with Citicorp Leasing Inc., New York, as a financial analyst from 1973 to 1976. Mr. Candelore has an M.B.A. from Pace University, New York with a Major in International Finance, and a B.S. from the University of Virginia, Charlottesville, VA.

iWorld Florida is a holding company with offices in Florida and Dallas, Texas which was formed for the purpose of locating and acquiring operating companies in the project management industry as well as supporting companies and technologies. iWorld Florida has a management team of experienced executives and internationally recognized experts in project management. iWorld Florida has two wholly-owned operating subsidiaries, Process Integrity, Inc., based in Arlington, Texas; and Applied Management Concepts, Inc., based in Clearwater (Houston), Texas. The Company also acquired Loday Systems, Ltd of Ontario, Canada, the owner and operator of two major websites for the project management industry, PM Forum.org and PM WorldToday. net.

Process Integrity, Inc. is a Texas-based software and services company specializing in process improvement technologies and solutions. Formed in 1986 by one of Americas top experts in quality and process improvement methodologies, the company has developed a robust software solution for ensuring zero defects in manufacturing and other processes. The companys flagship product has been proven 100% effective in eliminating FDA compliance problems in the manufacturing of pharmaceutical products, medical devices and other products subject to federal standards and regulation. The company has attracted the attention of several large pharmaceutical companies that have committed to enterprise-wide implementations of the company software.

Applied Management Concepts, Inc. is a Houston-based company formed in 1993 that sells project management related software, training and consulting services to large industrial companies in the aerospace, construction, defense, petrochemical and power industries. AMCi currently has business relations with aerospace companies working at NASA Johnson Space Center and some of Americas largest petrochemical companies with plants along
the Houston Ship Canal.   AMCi provides the Company with marketing
resources and entree into major industries for other iWorld products and services. One division of AMCi will provide project planning, scheduling and management services to customers in the engineering, construction, petrochemical and oil & gas industries, including plant turnaround services. Another division will provide PM products and services for the aerospace and defense industries, and will have an office on NASA Road 1 in Clearlake, Texas, providing The Company with a base of operations near NASA. A second AMCi office will be opened near Cape Canaveral on Merritt Island in Florida, where iWorld Florida already maintains a corporate office. Future business opportunities include the opening of branches in major cities around the USA. The president of AMCi is also currently the president of the Clearlake/ Galveston chapter of the Project Management Institute, which serves industries and organizations in south Houston, including NASA and various aerospace, construction, engineering, oil& gas, and petrochemical companies.

SAFE HARBOR.

Statements contained in this Plan of Operation of this Annual Report on Form 10-K include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance(financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the "RISK FACTORS" section below for a description of certain of the known risks and uncertainties of the Company.)

Item 7A.  Quantitative  and Qualitative Disclosure About Market Risk.
          -------------------------------------------------------------
None

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------------------------


































                         iWORLD PROJECTS & SYSTEMS, INC.
                        (Formerly Organic Solutions, Inc.)
                          (A Development Stage Company)



                          INDEPENDENT AUDITOR'S REPORT
                           DECEMBER 31, 2004 AND 2003


































                                  CONTENTS
                                                                          Page

Independent Auditor's Report ............................................. F-1

Balance Sheets
  December 31, 2004 and 2003 ............................................. F-2

Statements of Operations for the
 Years Ended December 31, 2004 and 2003
 and Cumulative from July 16, 1999 (inception) to December 31, 2004 ...... F-3

Statement of Stockholders' Equity
 Since July 16, 1999 (inception) to December 31, 2004 .................... F-4

Statements of Cash Flows for the
 Years Ended December 31, 2004 and 2003
 and Cumulative from July 16, 1999 (inception) to December 31, 2004 ...... F-5

Notes to Financial Statements ............................................ F-6




































                        INDEPENDENT AUDITOR'S REPORT

iWorld Projects & Systems, Inc.
(A Development Stage Company)

	We have audited the accompanying balance sheets of iWorld Projects & Systems, Inc. (formerly Organic Solutions, Inc.) (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, and cash flows for the two years ended December 31, 2004, and the statement of stockholders? equity from July 16, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iWorld Projects
& Systems, Inc. (formerly Organic Solutions, Inc.) (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management?s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            Respectfully submitted




                                            _____/s/_Robison, Hill & Co.____
                                            Certified Public Accountants

Salt Lake City, Utah
March 18, 2005






                                     F - 1

                          IWORLD PROJECTS & SYSTEMS, INC.
                        (Formerly Organic Solutions, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                             December 31,
                                                            2004      2003
                                                        ----------------------
Assets:                                                $          $
                                                        ==========   =========
Liabilities - Accounts Payable                         $     2,500 $

Stockholders' Equity:
 Common Stock, Par value $.00001
 Authorized 2,000,000,000 shares,
 Issued 5,037,051 Shares at December 31, 2004
 and 1,542,051 Shares at December 31, 2003                      50         15
Paid-In Capital                                             28,860     15,395
Deficit Accumulated During the
Development Stage                                          (31,410)   (15,410)
                                                         ----------   ---------
Total Stockholders' Equity                                  (2,500)
                                                         ----------   ---------
Total Liabilities and Stockholders' Equity              $           $
                                                         ==========   =========

























The accompanying notes are an integral part of these financial statements.

                                    F - 2

                          iWORLD PROJECTS & SYSTEMS, INC.
                         (Formerly Organic Solutions, Inc.)
                            (A Development Stage Company)
                              STATEMENTS OF OPERATIONS

										  Cumulative
                                                                 Since
                                                                July 16,
                                                                  1999
                                       For the year ended     inception of
                                          December 31,         development
                                      ----------------------     stage
                                         2004          2005
                                      --------------------------------------
Revenues:                            $             $            $

Expenses:                               16,000                      31,410
                                       ---------     ---------    ----------
Net Loss                             $  16,000     $            $
                                       =========     =========    ==========


Basic & Diluted loss per share       $  (0.01)     $
                                       =========     =========

Weighted Average Shares              1,561,200      1,542,051

























The accompanying notes are an integral part of these financial statements.

                                     F - 3
                          IWORLD PROJECTS & SYSTEMS, INC.
                         (Formerly Organic Solutions, Inc.)
                            (A Development Stage Company)
                          STATEMENT OF STOCKHOLDERS' EQUITY
                 SINCE JULY 16, 1999 (INCEPTION) TO DECEMBER 31, 2004

                                                                       Deficit
                                                                     Accumulated
                                                                        Since
                                                                       July 16,
                                                                         1999
                                                                    inception of
                                     Common Stock  Paid-In  Retained Development
                                  Shares  Par Value Capital  Deficit    Stage
                                 -----------------------------------------------
Balance at July 16, 1999 (inception)      $         $        $         $

Common Stock Issued
  For Services                  1,542,051      15     15,395

Net Loss                                                                (15,410)
                                ------------------------------------------------
Balance at December 31, 1999    1,542,051      15     15,395            (15,410)
                                ------------------------------------------------

Balance at December 31, 2000    1,542,051      15     15,395            (15,410)
                                ------------------------------------------------

Balance at December 31, 2001    1,542,051      15     15,395            (15,410)
                                ------------------------------------------------

Balance at December 31, 2002    1,542,051      15     15,395            (15,410)
                                ------------------------------------------------

Balance at December 31, 2003    1,542,051      15     15,395            (15,410)

Shares issued for services      1,600,000      16     15,984

Acquisition of Silesia
   Enterprises                  1,895,000      19     (2,519)

Net Loss                                                                (16,000)
                                ------------------------------------------------

Balance at December 31, 2004    5,037,051 $    50   $ 28,860   $       $(31,410)
                                ================================================





The accompanying notes are an integral part of these financial statements.

                                        F - 4
                         IWORLD PROJECTS & SYSTEMS, INC.
                       (Formerly Organic Solutions, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                     Cumulative
                                                                        Since
                                                                   July 16, 1999
                                         For the years ended        Inception of
                                             December 31,            Development
                                           2004        2003             Stage
                                        -----------------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                $  (16,000)    $           $    (31,410)

Adjustments to reconcile net loss to
  net cash used in operating activities:

Common stock issued for services            16,000                       31,410
                                          ----------    ---------     ----------
 Net Cash Used in operating activities
                                          ----------    ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities
                                          ----------     ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided by
Financing Activities
                                           ----------    ---------    ----------

Net (Decrease) Increase in
 Cash and Cash Equivalents
Cash and Cash Equivalents
 at Beginning of Period
                                            ----------    ---------    ---------
Cash and Cash Equivalents
 at End of Period                        $              $            $
                                            ==========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest                                 $               $            $
Franchise and income taxes               $               $            $

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None



The accompanying notes are an integral part of these financial statements.

                                       F-5
                          iWORLD PROJECTS & SYSTEMS, INC.
                        (Formerly Organic Solutions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1  NATURE OF OPERATIONS AND GOING CONCERN

       The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

       The Company is presently a business development company under the Investment Company Act of 1940 and intends to operate as a BDC. However, it has no current operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are to search for portfolio investment opportunities through a combination of stock and cash and to attempt to raise operating and investment capital through the existing effective 1-E exemption. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

       These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a ?going concern?. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a ?going concern,? then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

       iWorld Projects & Systems, Inc. (the Company) is the surviving entity of the merger of Organic Solutions, Inc., a Nevada corporation first incorporated in Delaware on July 16, 1999 and reincorporated in Nevada in December 2004 (Organic)and Silesia Enterprises, Inc. (Silesia),which was incorporated on April 28, 2000 under the laws of the State of Nevada. Organic was a non-SEC reporting Company whose common shares were traded on the Pink Sheets under the symbol ORGS. Organic initially intended to enter the business of producing and distributing Organic fertilizers and related products, but was unable to raise sufficient capital to enable it to do so, and as a result, engaged in no active business after its incorporation. Silesia was an SEC reporting company whose shares were not, however, traded on any exchange or other market.

       From the time of its incorporation until December 15, 2004, Silesia?s business plan was to develop operating opportunities through business combinations or mergers, but had not conducted any significant operations,

                                   F-6
                          iWORLD PROJECTS & SYSTEMS, INC.
                        (Formerly Organic Solutions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

and its activities focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. On
December 15, 2004, Silesia filed an election with the SEC on Form N-54A to be a Business Development Company under the Investment Company Act of 1940. Subsequently, on December 16, 2004, Silesia filed application for an exempt offering of its common shares on Form 1-E, which application became effective on December 30, 2004. Funds raised under this 1-E exempt offering are intended to be used to invest in portfolio investment opportunities by Silesia, as a BDC. On December 30, 2004, pursuant to a Plan of Merger approved by the respective Boards of Directors and a majority of the shareholders of both Organic and Silesia, Silesia merged into Organics and Organics, as the surviving entity, changed its corporate name to iWorld Projects & Systems, Inc. Under the terms of the Plan of Merger, the outstanding shares of Organics stock, a total of 31,420,510 common shares or the equivalent, were reduced on the basis of a 1 for 10 reverse stock split to 3,142,051 common shares, and an additional 1,895,000 common shares were issued to the former shareholders of Silesia on a one-for-one exchange basis. As a result, a total of 5,037,051 common shares of the Company are outstanding.

Nature of Business

The Company is a business development company, or BDC, under the Investment Company Act of 1940. The business model of the Company is to locate, invest in and provide management assistance to small public and private companies to enable those companies to undertake their own business plans and models.

NOTE 2  SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for iWorld Projects & Systems, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

                                F-7
                          iWORLD PROJECTS & SYSTEMS, INC.
                        (Formerly Organic Solutions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 SUMMARY OF ACCOUNTING POLICIES (continued)

the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share
Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no outstanding common stock equivalents at December 31, 2004 and 2003.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

Certain reclassifications have been made in the 2003 financial statements to conform with the 2004 presentation.

NOTE 3 - INCOME TAXES

As of December 31, 2004, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $31,500 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.



                                     F-8
                          iWORLD PROJECTS & SYSTEMS, INC.
                        (Formerly Organic Solutions, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5 - COMMITMENTS

As of December 31, 2004 and 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - STOCK TRANSACTIONS

On December 29, 2004, the Company reincorporated to Nevada, changing its total authorized common shares to 2,000,000,000 and the par value to $.00001. On December 30, 2004, the Company merged with Silesia Enterprises, Ltd. (see Note
6). As part of the merger agreement, the Company effected a 10:1 reverse stock split on the date of the merger, reducing the total number of outstanding shares from 31,420,510 to 3,142,051. All references to common stock in the financial statements reflect the effects of the stock split and the new par value of the common stock.

In July 1999, the Company issued 1,542,051 shares of common stock for services of $15,410. In December 2004, the Company issued 1,600,000 shares of Series A Convertible Preferred Stock for consulting services valued at $16,000. As part of the merger agreement, the Series A Convertible Preferred shares were converted into 16,000,000 shares of common stock on December 30, 2004. Pursuant to the 10:1 reverse stock split, the 16,000,000 common shares were reduced to 1,600,000 common shares. On December 30, 2004, the Company issued 1,895,000 shares of common stock to acquire Silesia Enterprises, Ltd. The Company also acquired $2,500 of accounts payable as part of the merger. The acquisition was recorded by crediting common stock for $19, crediting accounts payable for $2,500 and debiting additional paid in capital for $2,519.

NOTE 7 - MERGER

On December 27, 2004, Silesia Enterprises, Inc., a Nevada corporation, and Organic Solutions, Inc., also a Nevada corporation, announced the signing of a Merger Agreement between the two companies, which Merger Agreement was approved by the shareholders of both companies. Under the terms of the Merger Agreement, each ten outstanding common share of Organic Solutions, Inc. at the time of the merger, including the common shares issuable on the conversion of 1,600,000 shares of the Series A Convertible Preferred Shares then outstanding, were converted into one share of the surviving entity, resulting in a one-for-ten reverse split of the outstanding shares of Organic Solutions, Inc. In addition, each of the 1,895,000 common shares of Silesia outstanding at the time of the merger were exchanged for one share of the surviving entity in the merger. Under the terms of the Merger Agreement, Organic Solutions, Inc. was the surviving corporation and changed its name in the merger to iWorld Projects & Systems, Inc. (the Company). The merger closed on December 30, 2004.


                                    F-9

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------------------------------------------------

         Organic Solutions, Inc., the Delaware corporation which was merged into a Nevada corporation of the same name in December 2004 in order to change the corporate domicile, was not a reporting company for SEC purposes and never engaged an outside auditor prior to the end of the calendar year December 31, 2004. The surviving entity in this merger, which is the Company, then changed its name to iWorld Projects & Systems, Inc. Subsequently, the Company engaged the services of Robison, Hill Company of Salt Lake City, Utah as its independent auditors. Silesia Enterprises, Inc., which was merged into the Company effective December 30, 2004 and ceased to exist as a result of the merger, had previously engaged the firm of Mendoza, Berger Company, LLP as its independent auditors. Mendoza Berger Company, LLP has never been retained by the Company to provide any professional services of any kind.

                                    PART III

Item 9A.  Controls and Procedures.
          --------------------------------------------------------------

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information.
          --------------------------------------------------------------
 None

Item 10.  Directors and Executive Officers.
          --------------------------------------------------------------

         The following table sets forth information concerning the Directors and the sole executive officer of the Company as of December 31, 2004:

Name                            Title
-----                          ------

James Reskin                  President, Treasurer and Director
Joe Boller                    Director
Holly Bryan                   Director

         JAMES RESKIN, has been an officer and director of the Company since December 2004. Mr. James Reskin is a graduate of Occidental College and NorthwesternUniversity School of Law. He practiced law with Katten, Muchin, Zavis, Pearl and Galler (now known as KMZ Rosenman) where he practiced in the area of real estate and syndications. He acted as a correspondent lender to small life insurance companies and other funds with Mid-North Financial Services in Chicago before beginning real estate development with the firm RLB Properties, Ltd. which he founded in Louisville, KY. In addition to practicing law in his own firm, James A. Reskin & Associates since 1986, he has been providing consulting services to small businesses as a founding partner of Practical Business Concepts, LLC. He helped create and was the original director of operations of the Center for eWorld Education, an innovative educational institution founded by Bellarmine University. He served as president and later CEO of FullCircle Registry, Inc. (OTCbb: FLCR) until March 2003. He served as CEO of Intra-Asia Entertainment Corporation (OTCbb: IRAE) Until October 2004 but remains a board member of this company.

Mr. Boller earned his Registered Investment Advisor Series 65 in 1989 and currently advises companies, Pension Plans, and Individuals on implementing investment policies. He has been in the Investment Advising business for over eighteen years and has also assisted in raising capital for a variety of start-up companies, and has developed forward plans for the growth of those businesses. Mr. Boller is also a licensed insurance agent for Personal, Estate andBusiness planning. Mr. Boller graduated from Kansas State University in 1977 and returned to the family farm until 1986 when he became a financial consultant.

Ms. Bryan will be a spring 2005 graduate of Bellarmine University with two degrees in Business Administration and Economics. Currently, she works as an inventory finance analyst for General Electric Consumer and Industrial, headquartered in Louisville, KY. She is awaiting a promotion to occur in July 2005 when she will move to Atlanta, GA to join General Electric's Financial Management Program with their Energy and Power Systems business. She began her career with GE with the indirect supply chain, as global sourcing buyer, three years ago.

           The Company had no employees at the end of the calendar year ending December 31, 2004.

        Mr. Reskin was not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. He will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Mr. Reskin will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Portfolio Companies and the negotiation and consummation of a portfolio investment and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a portfolio investment or is engaged in active negotiation and consummation of an investment.

In March, 2005, Mr. Reskin, Mr. Boller and Ms. Bryan resigned as officers and directors of the Company and appointed Robert Hipple, David Pells and David Mathie, as its officers and directors. Mr. Hipple also was elected Chairman and CEO/CFO and Mr. Pells was elected President and Chief Operating Officer. This change of officers and directors was reported on our 8-K report filed
with the SEC on March   2005.

Thereafter, Stanley Hirschman, Phil Pearce, Dan Hodges and Dan Candelore were appointed as additional directors of the Company, as reported on 8-K reports filed with the SEC on March 4 and March 14, 2005.

Item 11.  Executive Compensation
          ----------------------

         James Reskin was the sole officer and a director of the Company at December 31, 2004. He received no compensation for his respective services as the director and/or officer of the Company. Robert Hipple and David Pells were appointed as officers of the Company in March 2005 and have assumed those offices. No compensation or employment agreements have yet been entered into with either Mr. Hipple or Mr. Pells.

         While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to any officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Portfolio Company. The Company does not have any incentive or stock option plan in effect.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31, 2004. A beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock,
(ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                              SHARES        PERCENT
                                           BENEFICIALLY     OF CLASS
                  NAME                        OWNED (2)    OUTSTANDING
---------------------------------------    -------------    -----------
    James Reskin (1)                           400,000         7.9%
    President, Treasurer, Director

    Joe Bolley, Director(1)                      -----        -----

    Holly Bryan, Director (1)                    -----        -----

    Officers and Directors as                  400,000         7.9%
    a Group (3 persons)
-------------------------


(1)      C/o Company's address: 520 South Fourth Avenue, Louisville, KY 40202.

(2)      Based on 5,037,051 shares of Common Stock outstanding as of December
         31, 2004.

         A portfolio investment by the Company using its own common stock as part of the acquisition cost will, in all likelihood, result in stockholders of the target obtaining a controlling interest in the Company. In March 2005, the company issued additional shares of its common stock to acquire all of the outstanding shares of iWorld Projects & Systems, Inc., a Florida corporation. As a result, control of the Company changed and the former shareholders of the Florida corporation became the majority shareholders of the Company and Mr. Reskin, Mr. Boller, and Ms. Bryan all resigned as executive officer and/or directors of the Company. See, Subsequent Events.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Through December 31, 2004, the Company had no operating business and engaged in no transactions in which Mr. Reskin had any direct or indirect material interest. In March 2005, the Company acquired all of the common stock of iWorld Projects & Systems, Inc., a Florida corporation in which Messrs. Hipple, Pells, Mathie, Hirschman, Pearce, Hodges and Candelore, all of whom became directors of the Company, owned approximately 60 percent of the shares then outstanding and as a result of the acquisition, obtained shares in the Company representing approximately 35 percent ownership of the Common Stock of the Company. See, Subsequent Events

Item 14.  Principal Accounting Fees and Services.
          ------------------------------------------
Audit Fees.

The aggregate fees billed to the Company for audit services by its principal accountant for the years 2003 and 2004, was zero. The amount paid to Mendoza Berger Company, LLP for 2003 for audit services to Silesia Enterprises, Inc., which merged into the Company effective December 30, 2004, was $2,500. No fees were paid to Mendoza Berger Company, LLP for any other services. Mendoza Berger Company, LLP was not retained as auditor for the Company and has performed no audit or other services of any kind for the Company.

Audit-Related Fees.

None.

Tax Fees.

None.

All Other Fees.

None.

Item 15.  Exhibits, Financial Statement Schedules.
          ----------------------------------------

(a)  Exhibits

Exhibit Number      Description
---------------     -----------
3.1                 Amendment to Articles of Incorporation to change name to
                       iWorld Projects & Systems, Inc.*

3.2			  Agreement and Plan of Merger*

3.3 Articles of Merger*

31                  Certification of Chief Executive Officer

32                  Certification pursuant to Section 906 of the Sarbanes-
                         Oxley Act of 2002.
------------------------------------------------

* Previously filed with the Securities and Exchange Commission on Form 8-K dated February 25, 2005.

(b)  Reports on Form 8-K

    The following reports on Form 8-K were filed during the fourth quarter of 2004.

October 12, 2004 (as Silesia Enterprises, Inc.) 	Reporting change of
                                                      auditor to Mendoza Berger
                                                      Company, LLP

December 15, 2004 (as Silesia Enterprises, Inc.       Reporting election of
                                                      Messrs. Reskin and Bolly,
                                                      and Ms. Bryan as
                                                      directors.

December 20, 2004 (as Silesia Enterprises, Inc.)      Report on adoption of
                                                      corporate governance
                                                      standards as a business
                                                      development company

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  iWorld Projects & Systems, Inc.

                               By /s/ James Reskin
                                  --------------------------------------------
                                  James Reskin, President and
                                  Treasurer
                                    Date: 3/1/2005

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the the Company and in the capacities and on the dates indicated.

                               By /s/ James Reskin
                                  --------------------------------------------
                                  James Reskin, President,
                                  Treasurer and Director
                                    Date: 3/1/2005


                               By  /s/ Joe Bolley
                                   -------------------------------------------
                                   Joe Bolley, Director
                                     Date: 3/1/2005


                               By  /s/ Holly Bryan
                                   -------------------------------------------
                                   Holly Bryan, Director
                                     Date:  3/1/2005