Form 10QSB
period 2005-03-31
iWorld Projects & Systems, Inc.
filed 2005-05-20
CIK 1140298

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                        For the transition period from to
                    -------------------- --------------------

                        Commission file number 814-00689

                         IWORLD PROJECTS & SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEVADA                                      76-0784328
 (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                 3834 SUNFLOWER COURT, MERRITT ISLAND, FL 32953
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (407)-810-6125



FORMER  NAME,  FORMER  ADDRESS AND FORMER  FISCAL  YEAR,  IF CHANGED  SINCE LAST
REPORT.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes |_| No |X|

                         iWORLD PROJECTS & SYSTEMS, INC.

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS FORM 10-Q PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THEY INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE IWORLD PROJECTS & SYSTEM'S (THE "COMPANY'S") ACTUAL RESULTS TO DIFFER FROM FUTURE PERFORMANCE SUGGESTED HEREIN.



              INDEX                                                                                         PAGE NO.

PART I.       FINANCIAL INFORMATION                                                                               3

   Item 1.    Financial Statements                                                                                3

              Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                              3

              Consolidated Statements of Operations for the three-month periods ended March 31, 2005
                and March 31, 2004                                                                               4

              Consolidated Statements of Stockholders' Equity for the three-month periods ended March
                31, 2005 and March 31, 2004                                                                      5

              Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005
                and March 31, 2004                                                                               6

              Notes to Financial Statements                                                                      7


   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations              10

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                         12

   Item 4.    Controls and Procedures                                                                            12

PART II.      OTHER INFORMATION                                                                                  12

   Item 1.    Legal Proceedings                                                                                  12

   Item 2.    Changes in Securities and Use of Proceeds                                                          12

   Item 3.    Defaults Upon Senior Securities                                                                    13

   Item 4.    Submission of Matters to a Vote of Security Holders                                                13

   Item 5.    Other Information                                                                                  13

   Item 6.    Exhibits and Reports on Form 8-K                                                                   13

              Signatures                                                                                         13

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                         IWORLD PROJECTS & SYSTEMS, INC.
                                 BALANCE SHEETS
               AT MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                                                                 March 31,            December 31,
                                                                                   2005                   2004
                                                                              ---------------      -----------------
                               Assets:

                               Cash and cash equivalents                      $      234,254       $              -
                                                                              --------------       ----------------
                                    Total Current Assets                      $      234,254       $              -

                               Other Assets

                                    Loans to Portfolio Companies              $      235,000       $              -
                                                                              --------------       ----------------
                                    Total Other Assets                        $      235,000       $              -

                               Portfolio Investments                          $   10,000,000       $              -
                                                                              --------------       ----------------
                               Total Assets                                   $   10,469,254                      -
                                                                              ==============       ================

                               Liabilities
                                    Short term Liabilities:
                                  Accounts payable                            $            -       $          2,500
                                  Short-term notes payable                           352,501                      -
                                                                              --------------       ----------------
                                    Total Short term Liabilities                     352,501                  2,500

                                    Long term Liabilities:

                                  Note Payable                                $       10,000                      -
                                  Debentures Payable                                 500,000                      -
                                                                               --------------      ----------------
                                    Total Long Term Liabilities               $      510,000       $              -
                                                                               --------------      ----------------
                               Total Liabilities                              $      862,501       $              -
                                                                               --------------      ----------------

                               Stockholders' Equity:
                                 Common Stock, Par value $.00001
                                   Authorized 2,000,000,000 shares,
                     Issued 110,887,051 and 5,037,051 Shares
                                   at March 31, 2005 and December 31, 2004             1,109                     50
                                 Paid-In Capital                                  11,027,801                 28,860
                                    Subscriptions receivable                      (1,360,000)                     -
                                 Accumulated Deficit                                 (62,157)               (31,410)
                                                                                --------------       ---------------
                                    Total Stockholders' Equity                     9,606,753                 (2,500)
                                                                                --------------       ---------------

                                    Total Liabilities and
                                      Stockholders' Equity                    $    10,469,254      $             -
                                                                               ==============       ===============







   The accompanying notes are an integral part of these financial statements.

                         IWORLD PROJECTS & SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS




                                                              For the three months ended
                                                            March 31,         March 31,         For the year ended
                                                         ----------------- ------------------      December 31
                                                               2005               2004                2004
                                                           (unaudited)        (unaudited)
                                                         ----------------- ------------------ ------------------
                   Revenues:                             $               - $                - $                -

                   Expenses:

                      General and Administrative                    30,747                  -             16,000
                                                         ----------------- ------------------ ------------------

                        Net Loss                         $         (30,747)$                - $          (16,000)
                                                         ================= ================== ==================

                   Basic & Diluted loss per share        $          (0.003)$            (0.00)
                                                         ================= ==================
                   Weighted average shares outstanding           9,123,456          1,895,000
                                                         ================= ==================



   The accompanying notes are an integral part of these financial statements.

                         IWORLD PROJECTS & SYSTEMS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                SINCE JULY 16, 1997 (INCEPTION) TO MARCH 31, 2005
                                   (UNAUDITED)



                                                                         Stock
                                      Common Stock   Paid-In  Retained Subscription Stockholders'
                                   Shares Par Value  Capital  Earnings Receivable Equity
                                 ---------------------------------------------------------------
Balance at July 16, 1999 (inception)    - $     -   $      - $     -   $      -  $      -

Common Stock Issued
  For Services                  1,542,051      15     15,395       -          -         -

Net Loss                                -       -          -   (15,410)       -         -
                                ----------------------------------------------------------------
Balance at December 31, 1999    1,542,051      15     15,395   (15,410)       -         -
                                ----------------------------------------------------------------

Balance at December 31, 2000    1,542,051      15     15,395   (15,410)       -         -
                                ----------------------------------------------------------------
Balance at December 31, 2001    1,542,051      15     15,395   (15,410)       -         -
                                ----------------------------------------------------------------
Balance at December 31, 2002    1,542,051      15     15,395   (15,410)       -         -
                                ----------------------------------------------------------------
Balance at December 31, 2003    1,542,051      15     15,395   (15,410)       -         -

Shares issued for services      1,600,000      16     15,984       -          -         -
Acquisition of Silesia
   Enterprises                  1,895,000      19     (2,519)      -          -      (2,519)
Net Loss                                -       -          -   (16,000)       -         -
                                ----------------------------------------------------------------
Balance at December 31, 2004    5,037,051      50     28,860   (31,410)       -      (2,519)

Shares issued for acquisition
  of iWorld Projects & Systems 95,850,000     959  9,999,041       -    1,360,000 10,000,000
Shares issued for Subscription 10,000,000     100    999,900       -          -    1,000,000
Net Loss                                -       -          -   (30,747)       -     (30,747)
                              ------------------------------------------------------------------
Balance at March 31, 2005     110,887,051 $ 1,109 11,027,801 $ (62,157)$1,360,000 $9,606,753
                              ==================================================================


   The accompanying notes are an integral part of these financial statements.

                                              IWORLD PROJECTS & SYSTEMS, INC.

                                                  STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)




                                                                                                        For the      For the
                                                                                                     three months   three months
                                                                                                    ended March 31, ended March 31,
                                                                                                         2005            2004
                                                                                                   --------------- ---------------
                           CASH FLOWS FROM OPERATING ACTIVITIES:
                           Net Loss                                                                 $     (30,747)$             -
                           Adjustments to reconcile net income to net cash
                             provided by operating activities:
                           Stock issued for services                                                            -               -
                           Increase(decrease)in Accounts Payable and Accrued Liabilities                  (10,000)              -

                                                                                                    -------------   -------------
                             Net Cash Used in operating activities                                        (40,747)              -
                                                                                                    -------------   -------------

                           CASH FLOWS FROM INVESTING
                           ACTIVITIES:

                           Cash invested in Portfolio Companies                                     $     235,000               -
                                                                                                    --------------  -------------
                           Net cash provided by (used in) investing activities                           (235,000)              -
                                                                                                    -------------   -------------

                           CASH FLOWS FROM FINANCING
                           ACTIVITIES:
                           Proceeds from notes payable                                              $     510,000               -
                                                                                                    -------------   --------------
                           Net Cash Provided by
                             Financing Activities                                                   $     510,000               -
                           Net (Decrease) Increase in
                             Cash and Cash Equivalents                                              $     234,254               -
                           Cash and Cash Equivalents
                             at Beginning of Period                                                             -               -
                                                                                                     -------------   -------------
                           Cash and Cash Equivalents
                             at End of Period                                                        $    234,254   $           -
                                                                                                     =============   =============
                           SUUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                           Cash paid during the year for:
                             Interest                                                                $          -   $           -



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

                         IWORLD PROJECTS & SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004
                                   (UNAUDITED)

               NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

               On December 15, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission electing to become a Business Development Company pursuant to Sections 55 through 65 of the Investment Company Act of 1940.

               iWorld was in the developmental stage since inception until the First Quarter of 2005 and its operations up to that date had been limited to issuing shares and other organizational matters. During the First Quarter of 2005, the Company acquired all of the outstanding shares of a private Florida holding company then known as iWorld Projects & Systems, Inc., on a stock for stock exchange, as reported on a Form 8-K filed with the SEC on February 25, 2005. A total of 95,850,000 common shares of the Company were issued in the acquisition at a valuation of $0.104 per share.

               During  the  First  Quarter,  the  Company  also  entered  into a convertible debenture agreement with Longview Equity Fund and Longview International Fund for a total of $500,000 and executed a convertible note in the amount of $10,000 in favor of Golden Gate Investors, Inc. The Company also entered into subscription agreements to raise additional funds from private sources under the 1-E exemption offering, in the total amount of $360,000. The Company subsequently closed on the acquisition of Prime Group, Inc., a Texas construction project management company and acquired Corinth Town Center, LLC. At March 31, 2005, the Company had portfolio investments in iWorld Systems & Services, Inc. (formerly iWorld Projects & Systems, Inc. (Florida)), Process Integrity, Inc., Prime Group, Inc., Applied Management Concepts, Inc. and PM Foum.org, Inc.

               During the First Quarter, the Company issued 10 million shares of its common stock in return for a subscription for $1 million in funding and an agreement to make the related contributions on a monthly basis over a two year period at the rate of approximately $50,000 per month. As a result, a total of 110,887,501 common shares of the Company were outstanding as of March 31, 2005.

               iWorld will attempt to locate and negotiate with other eligible portfolio companies for iWorld to invest in, lend funds to, acquire an interest in and/or possibly manage. iWorld intends to offer managerial assistance to eligible portfolio companies in which it invests.

               As a business development company, iWorld will be able to raise money to acquire interests in small private business, as well as larger companies.

               The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

               Certain conditions and events could cast doubt about the Company's ability to continue as a "going concern" and the financial statements included in the Company's 10-K report for 2004 contained a statement regarding the ability of the Company to continue as a going concern. .The Company has incurred net losses of approximately $30,747 for the three months ended March 31, 2005 and $16,000 for the year ended December 31, 2004, and requires additional financing in order to finance its business activities and proposed acquisitions on an ongoing basis. The Company, however, has raised more than $510,000 in additional funding in the First Quarter, has signed subscriptions for an additional $1,360,000, and believes that its current and committed capital will be sufficient to meet its obligations and plans for the next twelve months. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding additional acquisition candidates, funding of its existing portfolio companies and the pursuit of business opportunities.

                         IWORLD PROJECTS & SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004
                                   (UNAUDITED)
                                   (Continued)

               NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

               These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

               NATURE OF BUSINESS

               The Company has no products or services as of March 31, 2005 since it is a business development company and is precluded from offering products or services directly. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intended to acquire interests in various business opportunities, which in the opinion of management would provide a profit to the Company. On December 15, 2004 the Company filed a notification under Form N54a with the United States Securities and Exchange Commission ("SEC") indicating its election to be regulated as a business development company ("a BDC") under the Investment Company Act of 1940. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company.

               ORGANIZATION AND BASIS OF PRESENTATION

               The Company was incorporated under the laws of the State of Nevada as Silesia Enterprises, Inc. On December 27, 2004, the Company merged with Organic Solutions, Inc., also a Nevada corporation, and the surviving entity then changed its name to iWorld Projects & Systems, Inc. The Company's common shares are listed for trading on The Pink Sheets under the symbol IWPS and an application has been filed to list the shares on the NASDAQ Over-the-Counter Bulletin Board (OTC BB).

               NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

               PERVASIVENESS OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         IWORLD PROJECTS & SYSTEMS, INC

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004
                                   (UNAUDITED)
                                   (Continued)

               CONCENTRATION OF CREDIT RISK

               The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

               NOTE 3 - INCOME TAXES

               As of March 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $62,157 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

               NOTE 4 - DEVELOPMENT STAGE COMPANY

               The Company had not begun principal operations until the First Quarter of 2005 and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company currently has significant cash or other material assets, including portfolio investments, and has an expected source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

               NOTE 5 - COMMITMENTS

               As of March 31, 2005 substantially all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities. The Company is actively searching for suitable office space and anticipates leasing office space during the Second Quarter of 2005.

               The Company currently does not have any employment agreements in place with its principal officers and has no approved policy for compensation of its independent directors. The Compensation Committee of the Board of Directors, made up entirely of independent directors, is expected to recommend compensation arrangements for the Company's officers and independent directors during the Second Quarter of 2005 for approval at the next meeting of the Board of Directors.

               NOTE 6 - COMMON STOCK

               On March 31, 2005 the Company issued 95,850,000 shares of common stock to the shareholders of iWorld Projects & Systems, Inc. ("iWorld Florida") at a price of $0.104 per share in exchange for all of the outstanding shares of iWorld Florida, as a portfolio investment of the Company.

               On December 16, 2004, the Company (as Silesia Enterprises, Inc.) filed an offering to sell common stock equal to $5,000,000 under Regulation E promulgated under the Securities Act of 1933 at prices between $.05 and $5.00 per share. The offering became effective on December 28, 2004. As of March 31, 2005 the Company had issued 10,000,000 shares at $.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THREE-MONTH PERIOD ENDED MARCH 31, 2005 AS COMPARED TO THE SIMILAR PERIOD IN 2004

LIQUIDITY AND CAPITAL RESOURCES

We have conducted limited operations until the first quarter of 2005, when we undertook the acquisition of several portfolio investments and raised capital for further acquisitions and expanded operations.. As a Business Development Company under the Investment Company Act of 1940, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

On March 31, 2005, the Company entered into two Convertible Notes (the Notes), one in the amount of $350,000 in favor of Longview Equity Fund, LP and the other in the amount of $150,000 in favor of Longview International Equity Fund, LP. Each of the Notes has a maturity of fifteen months and bears interest at the rate of four over prime, but not less than eight percent. Each of the Notes is repayable in ten equal monthly installments of principal and interest commencing July 1, 2005. Each monthly installment payment of principal and interest may be converted into common stock of the Company at a fixed conversion price of $0.12 per share under certain circumstances, provided that the result of any conversion would not result in the holder of the Notes holding more than 4.99 percent of the common shares then outstanding. The Company also pledged certain assets as security for repayment of the Notes. There were no personal guarantees or recourse provisions against any third person in the Notes. In addition, Longview Equity Fund, LP was granted a five year warrant to purchase up to 2,916,667 shares of common stock of the Company at an exercise price of $0.18 per share, and Longview International Equity Fund, LP was granted a five year warrant to purchase up to 1,250,000 shares of common stock of the Company, also at an exercise price of $0.18 per share.

On March 15, 2005, the Company entered into a deferred subscription agreement for a total of $1 million in funding, payable over two years, and issued 10 million shares of its common stock for the deferred payments, which will be made in installments of approximately $50,000 per month commencing in July 2005. In addition, the Company entered into a convertible promissory note in the amount of $10,000 with the same party, payable in two years at 5 1/4 percent interest, convertible into stock of the Company at a conversion price of the lesser of $0.50 per share or 80 percent of the average price of the five lowest volume weighted average trading days prior to the election to convert.

On March 31, 2005, the Company acquired all of the outstanding shares of iWorld Projects & Systems, Inc., a Florida corporation. The acquisition, which was first announced publicly on January 3, 2005, was closed based on an Acquisition Agreement between the companies signed on December 30, 2004. The Company issued 95,850,000 Common shares at an agreed value of $0.104 per share, to acquire all of the shares of IWSS, which has become a wholly-owned subsidiary of the Company in a transaction valued at $ 10 million, based on the number of shares issued, the market price of the shares, and the assets and businesses acquired. The Florida corporation subsequently changed its corporate name to iWorld Systems & Services, Inc. (IWSS). The current officers and directors of the Company were the officers and directors of the Florida corporation and became the officers and directors of the Company in the acquisition transaction.

IWSS was a holding company with offices in Florida and Dallas, Texas which was formed for the purpose of locating and acquiring operating companies in the project management industry as well as supporting companies and technologies. IWSS has a management team of experienced executives and internationally recognized experts in project management. IWSS had two wholly-owned operating subsidiaries, Process Integrity, Inc., based in Arlington, Texas; and Applied Management Concepts, Inc., based in Clearwater (Houston), Texas. The company had also signed a letter of intent to acquire all of the outstanding shares of Prime Group Associates, Inc., a construction industry project management company based in Corinth, Texas, which the Company assumed and closed on March 31, 2005. IWSS had engaged in several rounds of private financing prior to its acquisition by the Company.

At March 31, 2005, the Company held $11,829,254 in assets, including its portfolio investments acquired through the acquisition of iWorld Florida, as compared to $0 in assets at December 31, 2004.

Cash and cash equivalents from inception through December 31, 2004 have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In order to raise capital, the Company, on December 16, 2004, filed a Form 1-E with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00. Pursuant to the 1-E exemption, the Company accepted subscriptions for a total of 10,000,000 shares of common stock at the price of $0.10 to a private purchaser.

The Company believes that its liquidity and capital resources are adequate to satisfy its current operational needs as well as its investment objectives.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

For the three months ended March 31, 2005, the Company had no investment income, and operating expenses of $30,747, resulting in a net loss of ($30,747). For the three months ended March 31, 2004, the Company (as Silesia Enterprises) had no investment income, and no operating expenses, resulting in no net gain or loss. The increase in expenses for the three months ended March 31, 2005 over the same period in 2004 resulted from the Company commencing its primary operations. The expenses consist of general and administrative expense of $30,747. The general and administrative expense consisted primarily of legal fees and expenses and due diligence expenses associated with the debenture funding, and general business expenses.

NET ASSETS

The Company's net assets were $10,996,753, or a net asset value per share of $0.989 at March 31, 2005. This represents a change from net assets of $0, at December 31, 2004. This increase in net asset value per share resulted primarily from the acquisition of portfolio companies, through the acquisition of iWorld Florida, for stock of the Company.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's Investment and Audit Committees, consisting of independent Directors of the Company, will make certain critical accounting estimates with respect to the valuation of private portfolio investments.

PORTFOLIO INVESTMENTS

As a result of the acquisition of IWSS, the Company acquired portfolio investments in Process Integrity, Inc. and Applied Management Concepts, Inc. The Company also has acquired portfolio investments in Prime Group, Inc., Corinth Town Center LLC and PM Forum.org, Inc.

Process Integrity, Inc. is a Texas-based software and services company specializing in process improvement technologies and solutions. Formed in 1986 by one of Americas top experts in quality and process improvement methodologies, the company has developed a robust software solution for ensuring zero defects in manufacturing and other processes. The company's flagship product has been proven 100% effective in eliminating FDA compliance problems in the manufacturing of pharmaceutical products, medical devices and other products subject to federal standards and regulation. The company has attracted the attention of several large pharmaceutical companies that have committed to enterprise-wide implementations of the company software.

Applied Management Concepts, Inc. is a Houston-based company formed in 1993 that sells project management related software, training and consulting services to large industrial companies in the aerospace, construction, defense, petrochemical and power industries. AMCi currently has business relations with aerospace companies working at NASA Johnson Space Center and some of Americas largest petrochemical companies with plants along the Houston Ship Canal. AMCi provides the Company with marketing resources and entree into major industries for other iWorld products and services. One division of AMCi will provide project planning, scheduling and management services to customers in the engineering, construction, petrochemical and oil & gas industries, including plant turnaround services. Another division will provide PM products and services for the aerospace and defense industries, and will have an office on NASA Road 1 in Clearlake, Texas, providing Registrant with a base of operations near NASA. A second AMCi office will be opened near Cape Canaveral on Merritt Island in Florida, where IWSS already maintains a corporate office. Future business opportunities include the opening of branches in major cities around the USA. The president of AMCi is also currently the president of the Clearlake/Galveston chapter of the Project Management Institute, which serves industries and organizations in south Houston, including NASA and various aerospace, construction, engineering, oil& gas, and petrochemical companies.

Prime Group, Inc. is a construction project management services company based in the Dallas area that provides turnkey project and design/build services to commercial property developers and investors. The company currently has several projects under contract, including a town home development, small shopping centers and medical offices, with combined projected revenues of $14.8 million over the next 15 months. Another 5-10 project opportunities have been identified, with potential revenues of $20+ million. All of these projects can be completed during the next two years. The company also will serve as the project manager to develop a 17-acre master-planned town center for a community north of Dallas, being developed by Corinth Town Center, LLC, which the Company also has acquired, and which will generate additional projects, revenues and profits for the Company.

The Company's general plan of operation is to maintain IWSS as a wholly-owned operating subsidiary to provide management and financing assistance to portfolio investments in the software, development and support areas, and to form two additional wholly-owned operating subsidiaries, one to manage and assist in the financing of project management portfolio investment companies and the other to manage and assist in funding of other portfolio investments. It is expected that each of these subsidiaries will have a Board of Directors made up of directors of the Company, as appropriate, as well as the chief executive of each portfolio company in that group.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, which are not publicly traded. These investments would be recorded at fair value as determined by the Investment Advisers retained by the Company in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities would not be subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Thus, there is no exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices. At March 31, 2005, the Company held no publicly traded equity securities, although IWSS held 2 million shares of FineLine Holdings, Inc., a Pink Sheet traded company (FNLH), valued at $20,000 and received during 2004 as payment for consulting services rendered to FineLine Holdings.

ITEM 4. CONTROLS AND PROCEDURES.
      (a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

      (b) Changes in Internal Controls. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
                                 USE OF PROCEEDS

      During the three months ended March 31, 2005, we received a total of $510,000 in proceeds from the loan and debenture transactions. We used the net proceeds from this funding as follows:




      Retirement of debt                                               $  10,000
      Loans to portfolio companies                                       235,000
      Operating and administrative expenses                               30,747
      Working capital (cash)                                             234,254
                                                                        --------
                                                                       $510,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.

ITEM 5. OTHER INFORMATION.
      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. (A) EXHIBITS.


31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K.

(1) On January 3, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.03 the merger of Silesia Enterprises, Inc and Organic Solutions, Inc., and the corporate name change to iWorld Projects & Systems, Inc., effective December 30, 2004.

(2) On February 25, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.01 a change in control of the Company, under Item
       5.02 appointment of new Directors and Officers, and under Item 8, the acquisition of the private Florida company, iWorld Projects & Systems, Inc..

(3) On March 4, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 the appointment of additional independent directors of the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           iWORLD PROJECTS & SYSTEMS, INC.


Date: May 13, 2005         BY:    /s/ Robert Hipple
                               -------------------------------------------------

                                Robert Hipple

                                 hief Executive Officer/principal executive
                                C  officer


Date: May 13, 2005         BY:    /s/ Robert Hipple
                               -------------------------------------------------

                                Robert Hipple

                                Treasurer/principal financial officer