Form 10-Q
period 2005-06-30
iWorld Projects & Systems, Inc.
filed 2005-08-12
CIK 1140298

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

                     For the quarterly period ended June 30, 2005
OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                            Commission file number 814-00689

                              iWORLD PROJECTS & SYSTEMS, INC.
                  (Exact Name of Registrant as Specified in Its Charter)

            NEVADA                                           76-0784328
(State or Other Jurisdiction of
Incorporation or Organization)         (I.R.S. Employer Identification No.)

     412 Brevard Avenue, Cocoa, FL                             32922
(Address of Principal Executive Offices)                     (Zip Code)

         Registrants Telephone Number, Including Area Code (321)-433-4911

Former Name, Former Address and Former Fiscal Year, if Changed Since last
Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes  x    No

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).                            Yes       No  x

                             iWORLD PROJECTS & SYSTEMS,  INC.

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause iWorld Projects & Systems (the Company) actual results to differ from future performance suggested herein.






                                 INDEX

                                                                       PAGE NO.
 PART I.

FINANCIAL INFORMATION

Item 1.                                                                    3

Financial Statements                                                       3

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 F-1 Consolidated Statements of Operations for the three-month and
    Six-month period ended June 30, 2005                                  F-3
Consolidated Statements of Stockholder Equity
   for the three-month and six month periods ended June 30, 2005          F-4

Notes to Financial Statements                                             F-5

Item 2.
Management Discussion and Analysis of Financial Condition
    and Results of Operations                                              4

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                 6

Item 4.
Controls and Procedures                                                    7

PART II.

OTHER INFORMATION                                                          7

Item 1.
Legal Proceedings                                                          7

Item 2.
Changes in Securities and Use of Proceeds                                  7

Item 3.
Defaults Upon Senior Securities                                            7

Item 4.
Submission of Matters to a Vote of Security Holders                        7

Item 5.
Other Information                                                          7

Item 6.
Exhibits and Reports on Form 8-K                                           8

Signatures                                                                 8


-2-


 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iWORLD PROJECTS & SYSTEMS, INC.
                               BALANCE SHEETS
             at June 30, 2005 (unaudited) and December 31, 2004

                                                  June 30,         December 31,
                                                    2005               2004
                                               --------------- -----------------
Assets:

Cash and cash equivalents                      $          240       $          -
Interest due from portfolio companies                  10,177                  -
                                                  -----------       ------------
     Total Current Assets                      $       10,417       $          -

Other Assets

     Loans to Portfolio Companies              $      411,996       $          -
     Deposits                                           3,950               -
                                               --------------       ------------
     Total Other Assets                        $      415,946       $          -

Portfolio Investments                          $   10,000,000       $          -

Fixed Assets
     Furniture and fixtures                             1,132                  -
                                               --------------       ------------

Total Assets                                   $   10,427,495                  -
                                               ==============       ============

Liabilities
     Short term Liabilities:
   Accounts payable                            $        18,371      $      2,500
   Short-term notes payable                            509,710                 -
   Other short term liabilities                        352,501
                                                --------------      ------------
     Total Short term Liabilities                      880,582             2,500

     Long term Liabilities:                                  -                 -
                                                --------------     -------------
     Total Long Term Liabilities               $             -      $          -
                                                --------------     -------------
Total Liabilities                              $      880,582       $          -
                                                --------------      ------------

Stockholders' Equity:
  Common Stock, Par value $.00001
    Authorized 2,000,000,000 shares,
    Issued 110,887,051 and 5,037,051 Shares
    at June 30, 2005 and December 31, 2004             1,109                 50

                             F-1
  Paid-In Capital                                 11,027,801             28,860
    Less: Subscriptions receivable                (1,359,710)                -
Accumulated Deficit                                 (122,287)           (31,410)
                                                 --------------     ------------
     Total Stockholders? Equity                    9,546,913             (2,500)
                                                 --------------     ------------
     Total Liabilities and
       Stockholders? Equity                    $  10,427,495       $          -
                                                ==============       ===========
























         The accompanying notes are an integral part of these financial statements.




















F-2


                        iWORLD PROJECTS & SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS

                              For the three    For the six
                               months ended    months ended    For the year
                              June 30, 2005    June 30, 2005      ended
                              ------------------------------   December 31,
                              Unaudited)        (unaudited)       2004
                             --------------   -------------- -----------------
Revenues:                  $        10,177   $       10,177 $            -

Expenses:

   General and Administrative       70,307          101,054          16,000
                              -------------    -------------- ----------------
     Net Loss              $       (60,130) $       (90,877) $      (16,000)
                              =============    ============== ================

Basic & Diluted loss
   per share               $        (0.003) $       (0.0009)
                              =============    ==============
Weighted average shares
   outstanding                  110,887,051       9,123,456
                              =============    ==============

Net Asset Value per share  $          0.091           0.087



















         The accompanying notes are an integral part of these financial statements.




F-3


                       iWORLD PROJECTS & SYSTEMS, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE JULY 16, 1997 (INCEPTION) TO JUNE 30, 2005
                               (unaudited)

                                   Common Stock     Paid-In Retained   Subscriptions  Stockholder
                                  Shares  Par Value Capital Earnings    Receivable      Equity
                                 ----------------------------------------------------------------
Balance at July 16, 1999 (inception)    - $     -   $      - $     -   $          -            -

Common Stock Issued
  For Services                  1,542,051      15     15,395       -              -       15,410

Net Loss                                -       -          -   (15,410)           -      (15,410)
                                ------------------------------------------------------------------
Balance at December 31, 1999    1,542,051      15     15,395   (15,410)           -            -
                                ------------------------------------------------------------------
Balance at December 31, 2000    1,542,051      15     15,395   (15,410)           -            -
                                ------------------------------------------------------------------

Balance at December 31, 2001    1,542,051      15     15,395   (15,410)           -            -
                                ------------------------------------------------------------------
Balance at December 31, 2002    1,542,051      15     15,395   (15,410)           -            -
                                ------------------------------------------------------------------
Balance at December 31, 2003    1,542,051      15     15,395   (15,410)           -            -

Shares issued for services      1,600,000      16     15,985       -              -        16,000
Acquisition of Silesia
   Enterprises                  1,895,000      19     (2,519)      -              -        (2,500)
Net Loss                                -       -          -   (16,000)           -       (16,000)
                                ------------------------------------------------------------------
Balance at December 31, 2004    5,037,051      50     28,860   (31,410)           -        (2,500)

Shares issued for acquisition
  of iWorld Projects & Systems 95,850,000     959  9,999,041       -       (360,000)    9,640,000
Shares issued for Subscription 10,000,000     100    999,900       -       (999,710)          290
Net Loss                                -       -          -   (90,877)                  (90,877)
                              -------------------------------------------------------------------
Balance at June 30, 2005     110,887,051 $ 1,109 11,027,801$  (122,287)  $(1,359,710) $ 9,546,913
                             ====================================================================







The accompanying notes are an integral part of these financial statements.








                                     F-4

                       iWORLD PROJECTS & SYSTEMS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

On December 15, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission electing to become a Business Development Company pursuant to Sections 55 through 65 of the Investment Company Act of 1940.

iWorld was in the developmental stage since inception until the First Quarter of 2005 and its operations up to that date had been limited to issuing shares and other organizational matters. During the First Quarter of 2005, the Company acquired all of the outstanding shares of a private Florida holding company then known as iWorld Projects & Systems, Inc., on a stock for stock exchange, as reported on a Form 8-K filed with the SEC on February 25, 2005. A total of 95,850,000 common shares of the Company were issued in the acquisition at a valuation of $0.104 per share, based on the Company?s Investment Committee determination that the portfolio investments acquired should be valued at $10 million.

During the First Quarter, the Company also entered into a convertible debenture agreement with Longview Equity Fund and Longview International Fund for a total of $500,000 and executed a convertible note in the amount of $10,000 in favor of Golden Gate Investors, Inc. The Company also entered into subscription agreements to raise additional funds from private sources under the 1-E exemption offering, in the total amount of $360,000. The Company subsequently closed on the acquisition of Prime Group, Inc., a Texas construction project management company and acquired Corinth Town Center, LLC. At June 30, 2005, the Company had portfolio investments in iWorld Systems & Services, Inc. (formerly iWorld Projects & Systems, Inc. (Florida)), Process Integrity, Inc., Prime Group, Inc., Applied Management Concepts, Inc.,
PM Forum.org, Inc. and Corinth Town Center, LLC.

During the First Quarter of 2005, the Company issued 10 million shares of its common stock in return for a subscription for $1 million in funding and an agreement to make the related contributions over a two year period. No additional shares were issued during the Second Quarter of 2005, ending June 30, 2005. As a result, a total of 110,887,501 common shares of the Company were outstanding as of June 30, 2005.

iWorld will attempt to locate and negotiate with other eligible portfolio companies for iWorld to invest in, lend funds to, acquire an interest in and/or possibly manage. iWorld intends to offer managerial assistance to eligible portfolio companies in which it invests.

As a business development company, iWorld intends to raise money to acquire interests in small private business, as well as larger companies.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of
operations.                     F-5
                    iWORLD PROJECTS & SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED June 30, 2005
                            (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Certain conditions and events could cast doubt about the Company's ability to continue as a "going concern" and the financial statements included in the Companys 10-K report for 2004 contained a statement regarding the ability of the Company to continue as a going concern. The Company has incurred net losses of approximately $60,130 for the three months ended June 30, 2005 and $90,877 for the year to date through June 30, 2005, and requires additional financing in order to finance its business activities and proposed acquisitions on an ongoing basis. The Company, however, has signed subscriptions for an additional $1,359.710, and believes that its current and committed capital will be sufficient to meet its obligations and plans for the next twelve months.
The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding additional acquisition candidates, funding of its existing portfolio companies and the pursuit of business opportunities.

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

Nature of Business

The Company has no products or services as of June 30, 2005 since it is a business development company and is precluded from offering products or services directly. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intended to acquire interests in various business opportunities, which in the opinion of management would provide a profit to the Company. On December 15, 2004 the Company filed a notification under Form N54a with the United States Securities and Exchange Commission ("SEC") indicating its election to be regulated as a business development company ("a BDC") under the Investment Company Act of 1940. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada as Silesia Enterprises, Inc. On December 27, 2004, the Company merged with Organic Solutions, Inc., also a Nevada corporation, and the surviving entity then changed its name to iWorld Projects & Systems, Inc. The Company?s common shares are listed for trading on The Pink Sheets under the symbol IWPS.

                 iWORLD PROJECTS & SYSTEMS, INC
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005
                           (unaudited)
                           (Continued)

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

NOTE 3 - INCOME TAXES

As of June 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $122,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company had not begun principal operations until the First Quarter of 2005 and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the
                               F-7
                   iWORLD PROJECTS & SYSTEMS, INC
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005
                           (unaudited)
                           (Continued)

NOTE 4 ? DEVELOPMENT STAGE COMPANY (Continued)

Company currently has significant cash or other material assets, including portfolio investments, and has an expected source of revenues from repayment on loans to portfolio investment subsidiaries which should be sufficient to cover its operating costs and to allow it to continue as a going concern.

NOTE 5 ? COMMITMENTS

As of June 30, 2005 substantially all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

The Company currently does not have any employment agreements in place with its principal officers and has no approved policy for compensation of its independent directors. The Compensation Committee of the Board of Directors, made up entirely of independent directors, recommended compensation arrangements for the Company?s officers and independent directors during the Second Quarter of 2005 for approval at the next meeting of the Board of Directors.

NOTE 6  COMMON STOCK

On March 31, 2005 the Company issued 95,850,000 shares of common stock to the shareholders of iWorld Projects & Systems, Inc. (?iWorld Florida?) at a price of $0.104 per share in exchange for all of the outstanding shares of iWorld Florida, as a portfolio investment of the Company.

On December 16, 2004, the Company (as Silesia Enterprises, Inc.) filed an offering to sell common stock equal to $5,000,000 under Regulation E promulgated under the Securities Act of 1933 at prices between $.05 and $5.00 per share. The offering became effective on December 28, 2004. As of March 31, 2005 the Company had issued 10,000,000 shares at $.10 per share.

No common shares were issued during the period ended June 30, 2005.












                                      F-8
Item 2. Management?s Discussion and Analysis of Financial Condition and Results of Operations.

Three-month Period Ended June 30, 2005 as Compared to the Similar Period in
2004

Since the company was a development stage company during 2004 and had no operations during that period, a comparison of the respective periods in 2004 and 2005 is not meaningful and is therefore omitted.

Liquidity and Capital Resources

We conducted limited operations until the first quarter of 2005, when we under took the acquisition of several portfolio investments and raised capital for further acquisitions and expanded operations.. As a Business Development Company under the Investment Company Act of 1940, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

On March 31, 2005, the Company entered into two Convertible Notes (the Notes), one in the amount of $350,000 in favor of Longview Equity Fund, LP and the other in the amount of $150,000 in favor of Longview International Equity Fund, LP. Each of the Notes has a maturity of fifteen months and bears interest at the rate of four over prime, but not less than eight percent. In the event of a default, the interest rate increases by five percentage points. Each of the Notes is repayable in ten equal monthly installments of principal and interest commencing July 1, 2005. Each monthly installment payment of principal and interest may be converted into common stock of the Company at a fixed conversion price of $0.12 per share under certain circumstances, provided that the result of any conversion would not result in the holder of the Notes holding more than 4.99 percent of the common shares then outstanding. The Company also pledged certain assets as security for repayment of the Notes. There were no personal guarantees or recourse provisions against any third person in the Notes. In addition, Longview Equity Fund, LP was granted a five year warrant to purchase up to 2,916,667 shares of common stock of the Company at an exercise price of $0.18 per share, and Longview International Equity Fund, LP was granted a five year warrant to purchase up to 1,250,000 shares of common stock of the Company, also at an exercise price of $0.18 per share. The Company was unable to pay the first installment of principal and accrued interest due on the Notes on July 1, 2005 due to a delay in receiving amounts due under a subscription agreement outstanding. As a result, notice of default was issued on the Notes and the holders of the Notes have instituted an action to recover on the Notes. See, Legal Proceedings.

On March 15, 2005, the Company entered into a deferred subscription agreement With Golden Gate Investors for a total of $1 million in funding, payable over two years, and issued 10 million shares of its common stock for the deferred payments, which will be made in installments commencing in July 2005. A total of $29,000 has been received under this subscription agreement through June 30, 2005. In addition, the Company entered into a convertible promissory note in the amount of $10,000 with the same party, payable in two years at 5 percent

                                   -3-
interest, convertible into stock of the Company at a conversion price of the lesser of $0.50 per share or 80 percent of the average price of the five lowest volume weighted average trading days prior to the election to convert.

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

IWSS was a holding company with offices in Florida and Dallas, Texas which was formed for the purpose of locating and acquiring operating companies in the project management industry as well as supporting companies and technologies. IWSS has a management team of experienced executives and internationally recognized experts in project management. IWSS had two wholly-owned operating subsidiaries, Process Integrity, Inc., based in Arlington, Texas; and Applied Management Concepts, Inc., based in Clearwater (Houston), Texas. The company had also signed a letter of intent to acquire all of the outstanding shares of Prime Group Associates, Inc., a construction industry project management company based in Corinth, Texas, and Corinth Town Center LLC, a real estate development project, which was later closed in May, 2005. IWSS had engaged in several rounds of private financing prior to its acquisition by the Company.

At June 30, 2005, the Company held $10,427,495 in assets, including its portfolio investments acquired through the acquisition of iWorld Florida, as compared to $0 in assets at December 31, 2004.

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

Results of Operations

Investment Income and Expenses

For the six months ended June 30, 2005, the Company had investment (interest) income of $10,177, representing accrued interest on loans to portfolio and
                                    -4-
operating expenses of $30,747, resulting in a net loss of ($30,747). For the three months ended June 30, 2004, the Company (as Silesia Enterprises) had no investment income, and no operating expenses, resulting in no net gain or loss. The increase in expenses for the six months ended June 30, 2005 over the same period in 2004 resulted from the Company commencing its primary operations. The expenses consist of general and administrative expense of $30,747. The general and administrative expense consisted primarily of legal fees and expenses and due diligence expenses associated with the debenture funding, and general business expenses.

Net Assets

The Company?s net assets were $ 9,546,913, or a net asset value per share of $0.989 at June 30, 2005. This represents a change from net assets of $0, at December 31, 2004. This increase in net asset value per share resulted primarily from the acquisition of portfolio companies, through the acquisition of iWorld Florida, for stock of the Company.

Application of Critical Accounting Policies

The Company?s Investment and Audit Committees, consisting of independent Directors of the Company, will make certain critical accounting estimates with respect to the valuation of private portfolio investments.

Portfolio Investments

As a result of the acquisition of IWSS, the Company acquired portfolio investments in Process Integrity, Inc. and Applied Management Concepts, Inc., Prime Group, Inc., Corinth Town Center LLC and PM Forum.org, Inc.

Process Integrity, Inc. is a Texas-based software and services company specializing in process improvement technologies and solutions. Formed in 1986 by one of Americas top experts in quality and process improvement methodologies, the company has developed a robust software solution for ensuring zero defects in manufacturing and other processes. The company?s flagship product has been proven 100% effective in eliminating FDA compliance problems in the manufacturing of pharmaceutical products, medical devices and other products subject to federal standards and regulation. The company has attracted the attention of several large pharmaceutical companies that have committed to enterprise-wide implementations of the company software.

Applied Management Concepts, Inc. is a Houston-based company formed in 1993 that sells project management related software, training and consulting services to large industrial companies in the aerospace, construction, defense, petrochemical and power industries. AMCi currently has business relations with aerospace companies working at NASA Johnson Space Center and some of Americas largest petrochemical companies with plants along the Houston
Ship Canal.   AMCi provides the Company with marketing resources and entree into major industries for other iWorld products and services. One division of AMCi will provide project planning, scheduling and management services to customers in the engineering, construction, petrochemical and oil & gas industries, including plant turnaround services. Another division will provide PM products and services for the aerospace and defense industries, and will have an office on NASA Road 1 in Clearlake, Texas, providing Registrant with a

                                   -5-
base of operations near NASA. A second AMCi office will be opened near Cape Canaveral on Merritt Island in Florida, where IWSS already maintains a corporate office. Future business opportunities include the opening of branches in major cities around the USA. The president of AMCi is also currently the president of the Clearlake/Galveston chapter of the Project Management Institute, which serves industries and organizations in south Houston, including NASA and various aerospace, construction, engineering, oil& gas, and petrochemical companies.

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

The Company?s general plan of operation is to maintain IWSS as a wholly-owned operating subsidiary to provide management and financing assistance to portfolio investments in the software, development and support areas, and to form two additional wholly-owned operating subsidiaries, one to manage and assist in the financing of project management portfolio investment companies and the other to manage and assist in funding of other portfolio investments. It is expected that each of these subsidiaries will have a Board of Directors made up of directors of the Company, as appropriate, as well as the chief executive of each portfolio company in that group.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, which are not publicly traded. These investments would be recorded at fair value as determined by the Investment Advisers retained by the Company in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities would not be subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Thus, there is no exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices. At June 30, 2005, the Company held no publicly traded equity securities, although IWSS held two million shares of FineLine Holdings, Inc., a Pink Sheet traded company
(FNLH), valued at $20,000 and received during 2004 as payment for consulting services rendered to FineLine Holdings.

                                    -6-

Item 4.
Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. As of June 30,
 2005 (the end of the period covered by this report), the Company?s principal executive officers and principal financial officer evaluated the effectiveness of the Company?s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company?s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no changes in the Company?s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company?s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company?s internal ontrols over financial reporting.

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings.

Longview Equity Fund, LP and Longview International Equity Fund, LP filed suit in U.S. District Court for the Southern District of New York on July 27, 2005 seeking to recover on the convertible debentures issued to them on March 31, 2005 in the total amount of $500,000 as a result of the Company?s inability to pay the first installment of principal plus accrued interest due on July 1, 2005. The suit names the company and its CEO, Robert Hipple, as parties and seeks recovery against both for alleged SEC Rule 10b-5 violations relating to the issuance of the debenture bonds, and against the Company for a default on the bonds. No answer or other response is due or has yet been filed.

Item 2.
Changes in Securities and Use of Proceeds.

No securities were issued by the Company during the quarter ended June 30, 2005.

Item 3.
Defaults Upon Senior Securities.

The Company was unable to pay the initial installments of principal and accrued interest due on the convertible debenture bonds issued on March 31, 2005 and has received a notice of default from the bondholders, which also have filed suit as a result. See, Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     None.


                                 -7-
Item 6.
Exhibits and Reports on Form 8-K.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2005


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iWORLD PROJECTS & SYSTEMS, INC.

Date: August 13, 2005

By:  /s/ Robert Hipple
     Robert Hipple, Chief Executive Officer/principal executive officer

Date: August 13, 2005

By:  /s/ Robert Hipple
     Robert Hipple, Treasurer/principal financial officer



















                                     -8-
Exhibit 31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Robert Hipple, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of iWorld Projects &
Systems, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.

Date: August 13, 2005

/s/ Robert Hipple
Robert Hipple, Chief Executive Officer
Exhibit 31.2 CERTIFICATION OF TREASURER
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Robert Hipple, certify that:

1. I have reviewed this annual report on Form 10-Q of IWorld Energy Fund, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.

Date: August 13, 2005

/s/ Robert Hipple
Robert Hipple, Chief Financial Officer
Exhibit 32.1 Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of iWorld Projects & Systems, Inc. (the ?Company?), does hereby certify, to such officer?s knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the Form 10-Q) of the Company fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2005

/s/ Robert Hipple
Name:  Robert Hipple
Title:  Chief Executive Officer

Date: August 13, 2005

/s/ David Pells
Name:  David Pells
Title:  Chief Operating Officer and President

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.







1