Form 10-Q
period 2005-09-30
iWorld Projects & Systems, Inc.
filed 2005-11-15
CIK 1140298

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

                     For the quarterly period ended September 30, 2005
OR

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

Former Name, Former Address and Fiscal Year, if changed since last report.


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

Consolidated Balance Sheets as of September 30, 2005
     and December 31, 2004                                                F-1
Consolidated Statements of Operations for the three-month and
    nine-month periods ended September 30, 2005                           F-3
Consolidated Statements of Stockholder Equity
   for the three-month and nine month periods ended September 30, 2005    F-4

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


                                        -2-

 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iWORLD PROJECTS & SYSTEMS, INC.
                               BALANCE SHEETS
             at September 30, 2005 (unaudited) and December 31, 2004

                                            September 30,       December 31,
                                                2005               2004
                                            --------------- -----------------
Assets:

Cash and cash equivalents                 $        (2,460)      $          -
Interest due from portfolio companies              22,386                  -
                                              ------------       ------------
     Total Current Assets                 $        19,926       $          -

Other Assets

     Loans to Portfolio Companies         $       610,454       $          -
     Deposits                                       3,950                  -
                                              ------------       ------------
     Total Other Assets                   $       614,404       $          -

Portfolio Investments                     $    10,000,000       $          -
                                              ------------       ------------

Total Assets                              $    10,634,330                  -
                                              ============       ============

Liabilities
     Short term Liabilities:
   Accounts payable                        $       85,067        $     2,500
   Short-term notes payable                       509,564                  -
   Other short term liabilities                   146,562                  -
   Interest payable                                27,800                  -
   Salaries payable                                53,333                  -
   Taxes payable                                   13,672                  -
                                                ----------      ------------
     Total Short term Liabilities                 835,998              2,500

     Long term Liabilities:                             -                  -

                                                -----------     -------------
     Total Long Term Liabilities            $           -      $           -

    Reserve for contingencies               $      150,000     $           -
                                               ------------     -------------
Total Liabilities                           $      985,998      $          -
                                               ------------     -------------


Stockholders' Equity:
  Common Stock, Par value $.00001
    Authorized 2,000,000,000 shares,
    Issued 110,887,051 and 5,037,051 Shares
    at June 30, 2005 and December 31, 2004           1,109                 50

  Paid-In Capital                               11,398,218             28,860
    Less: Subscriptions receivable              (1,316,430)                -
Accumulated Deficit                               (434,566)          (31,410)
                                                ------------     ------------
     Total Stockholder Equity                    9,670,332            (2,500)
                                                ------------     ------------
     Total Liabilities and
       Stockholders  Equity                  $  10,634,330       $         -
                                                ===========       ===========

























         The accompanying notes are an integral part of these financial statements.













                        iWORLD PROJECTS & SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS

                              For the three    For the nine
                               months ended    months ended    For the year
                         September 30, 2005 September 30, 2005   ended
                              ------------------------------   December 31,
                              Unaudited)        (unaudited)       2004
                             --------------   -------------- ----------------
Revenues:                  $        12,209   $       22,386 $            -

Expenses:

   General and Administrative      136,014          240,232          16,000
                              -------------    -------------- ---------------
     Net Loss from operations     (123,805)  $     (217,846) $      (16,000)

   Reserve for contingencies      (150,000)        (150,000)             -
                              -------------    -------------- ---------------
Net Loss before interest          (273,805)        (367,846)        (16,000)

Interest Expense                   (15,323)         (27,828)              -
                              -------------    -------------- ---------------
Net Loss                   $      (289,128)        (395,674)
                              =============    ============== ===============

Basic & Diluted loss
   per share               $        (0.026)  $       (0.043)
                              =============    ==============
Weighted average shares
   outstanding                  110,887,051       9,123,456
                              =============    ==============

Net Asset Value per share  $          0.087   $       0.106















         The accompanying notes are an integral part of these financial statements.

                       iWORLD PROJECTS & SYSTEMS, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE JULY 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2005
                               (unaudited)

                                   Common Stock     Paid-In Retained
Subscriptions  Stockholder
                                  Shares  Par Value Capital Earnings
Receivable      Equity
                                 -----------------------------------------------
-----------------
Balance at July 16, 1999 (inception)    - $     -   $      - $     -   $
-            -

Common Stock Issued
  For Services                  1,542,051      15     15,395       -
-       15,410

Net Loss                                -       -          -   (15,410)
-      (15,410)
                                ------------------------------------------------
-----------------
-
Balance at December 31, 1999    1,542,051      15     15,395   (15,410)
-            -
                                ------------------------------------------------
-----------------
-
Balance at December 31, 2000    1,542,051      15     15,395   (15,410)
-            -
                                ------------------------------------------------
-----------------
-

Balance at December 31, 2001    1,542,051      15     15,395   (15,410)
-            -
                                ------------------------------------------------
-----------------
-
Balance at December 31, 2002    1,542,051      15     15,395   (15,410)
-            -
                                ------------------------------------------------
-----------------
-
Balance at December 31, 2003    1,542,051      15     15,395   (15,410)
-            -

Shares issued for services      1,600,000      16     15,985       -
-        16,000
Acquisition of Silesia
   Enterprises                  1,895,000      19     (2,519)      -
-
(2,500)
Net Loss                                -       -          -   (16,000)
-
(16,000)
                                ------------------------------------------------
-----------------
Balance at December 31, 2004    5,037,051      50     28,860   (31,410)
-       (2,500)

Shares issued for acquisition
  of iWorld Projects & Systems 95,850,000     959  9,999,041       -
(360,000)   9,640,000
Shares issued for Subscription 10,000,000     100    999,900       -
(999,710)         290
Conversions                             -       -    370,417    (7,482)
43,280      406,212
Net Loss                                -       -          -  (395,674)
-     (373,674)
                              --------------------------------------------------
-----------------
Balance at September 30, 2005 110,887,051 $ 1,109 11,398,218 $(434,566)
$(1,316,430) $ 9,648,332

====================================================================



The accompanying notes are an integral part of these financial statements.







                       iWORLD PROJECTS & SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

On December 15, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission electing to become a Business Development Company pursuant to Sections 55 through 65 of the Investment Company Act of 1940.

iWorld was in the developmental stage from inception until the First Quarter of 2005 and its operations up to that date had been limited to issuing shares and other organizational matters. During the First Quarter of 2005, the Company acquired all of the outstanding shares of a private Florida holding company then known as iWorld Projects & Systems, Inc., on a stock for stock exchange, as reported on a Form 8-K filed with the SEC on February 25, 2005.
A total of 95,850,000 common shares of the Company were issued in the acquisition at a valuation of $0.104 per share, based on the determination of the Investment Committee that the portfolio investments acquired should be valued at $10 million. The carrying value of this investment portfolio has not been adjusted by the Investment Committee to date, and remains at the original carrying cost. A comprehensive review of all of the portfolio companies will be conducted following the reporting of year end results for each subsidiary and any adjustments to the carrying value of the portfolio investments will be made at that time.

During the First Quarter of 2005, the Company entered into a convertible debenture agreement with Longview Equity Fund and Longview International Fund for a total of $500,000 and executed a convertible note in the amount of $10,000 in favor of Golden Gate Investors, Inc. A total of $435.70 in principal on this note has been paid through September 30, 2005 through delivery of common shares issued in escrow. The Company also entered into subscription agreements to raise additional funds from private sources in the total amount of $360,000 during the First Quarter of 2005. The Company subsequently closed on the acquisition of Prime Group, Inc., a Texas construction project management company and acquired Corinth Town Center, LLC.

At September 30, 2005, the Company had portfolio investments in iWorld Systems & Services, Inc. (formerly iWorld Projects & Systems, Inc. (Florida)), Process Integrity, Inc., Prime Group, Inc., Applied Management Concepts, Inc., PM Forum.org, Inc. and Corinth Town Center, LLC.

During the First Quarter of 2005, the Company issued 10 million shares of its common stock in escrow in return for a subscription for $1 million in funding and an agreement to make the related contributions over a two year period.
An advance payment on this amount was paid in the Second Quarter of 2005 in the amount of $150,000. As of September 30, 2005, $43,570 of this advance has been satisfied through release of common shares held in escrow.




                   iWORLD PROJECTS & SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                            (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (Continued)

No additional shares were issued during the Third Quarter of 2005, ending September 30, 2005. As a result, a total of 110,887,501 common shares of the Company were outstanding as of September 30, 2005.

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

Certain conditions and events could cast doubt about the Company's ability to continue as a "going concern" and the financial statements included in the 10-K report for 2004 contained a statement regarding the ability of the Company to continue as a going concern. The Company has incurred net losses of approximately $274,128 for the three months ended September 30, 2005 and $373,674 for the year to date through September 30, 2005, and requires additional financing in order to finance its business activities and proposed acquisitions on an ongoing basis. The Company, however, has signed subscriptions for an additional $1,316,430, and believes that its current and committed capital will be sufficient to meet its obligations and plans for the next twelve months. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding additional acquisition candidates, funding of its existing portfolio companies and the pursuit of business opportunities.

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




                                 F-6
                  iWORLD PROJECTS & SYSTEMS, INC
                  NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                           (unaudited)
                           (Continued)

NOTE 1  NATURE OF BUSIENSS AND OPERATIONS (Continued)

Nature of Business

The Company has no products or services as of September 30, 2005 since it is a business development company and is precluded from offering products or services directly. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intended to acquire interests in various business opportunities, which in the opinion of management would provide a profit to the Company. On December 15, 2004 the Company filed a notification under Form N54a with the United States Securities and Exchange Commission ("SEC") indicating its election to be regulated as a business development company ("a BDC") under the Investment Company Act of 1940. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada as Silesia Enterprises, Inc. On December 27, 2004, the Company merged with Organic Solutions, Inc., also a Nevada corporation, and the surviving entity then changed its name to iWorld Projects & Systems, Inc. The common shares of the Company are listed for trading on The Pink Sheets under the symbol IWPS.


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

                                 F-7
                   iWORLD PROJECTS & SYSTEMS, INC
                    NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                           (unaudited)
                           (Continued)

NOTE 3 - INCOME TAXES

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

As of September 30, 2005, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $373,674 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - COMMITMENTS

Until June 30, 2005, substantially all activities of the Company had been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities. During June 2005, the Company leased approximately 1,500 square feet of office space on a one year lease at a monthly rent of $1,800 in Cocoa, Florida.

The Company currently does not have any employment agreements in place with its principal officers and has no approved policy for compensation of its independent directors. The Compensation Committee of the Board of Directors, made up entirely of independent directors, recommended compensation



                                 F-8


                   iWORLD PROJECTS & SYSTEMS, INC
                    NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                           (unaudited)
                           (Continued)

NOTE 5  COMMITMENTS (Continued)

arrangements for the officers and independent directors during the Second Quarter of 2005 for approval at the next meeting of the Board of Directors. Accrued salaries reflect the salaries approved by the Compensation Committee, but not yet paid.

NOTE 6  LIABILITIES

Accounts payable of $85,067 reflected on the Balance Sheet at September 20, 2005 is made up of trade accounts payable of $51,067, accrued consulting expenses of $6,000, and accrued director fees of $28,000.

Accrued interest due of $27,800 is made up of the following:

           Longview Equity Fund           $  19,261
           Longview International Fund    $   8,255
           Golden Gate Investors          $     284
                                          $  27,800

Other short term liabilities of $146,562 includes $106,430 balance due on the stock purchase advance from Golden Gate Investors and $40,131 due to iTrustFinancial, Inc. for payment of operating expenses of the Company. iTrustFinancial, Inc. is a consulting owned by the wife of the Company?s Chairman and CEO.

NOTE 7  COMMON STOCK

On March 31, 2005 the Company issued 95,850,000 shares of common stock to the shareholders of iWorld Projects & Systems, Inc. (iWorld Florida) at a price of $0.104 per share in exchange for all of the outstanding shares of iWorld Florida, as a portfolio investment of the Company.

On March 14, 2005, the Company issued 10 million shares of common stock in escrow in connection with a subscription in a total amount of $1 million.

No common shares were issued during the three month period ended September 30, 2005.










                                  F-9
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Nine-month Period Ended September 30, 2005 as Compared to the Similar Period in 2004

Since the company was a development stage company during 2004 and had no operations during that period, a comparison of the respective periods in 2004 and 2005 is not meaningful and is therefore omitted.

Liquidity and Capital Resources

We conducted limited operations until the first quarter of 2005, when we under took the acquisition of several portfolio investments and raised capital for further acquisitions and expanded operations. As a Business Development Company under the Investment Company Act of 1940, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

On March 31, 2005, the Company entered into two Convertible Notes (the Notes), one in the amount of $350,000 in favor of Longview Equity Fund, LP and the other in the amount of $150,000 in favor of Longview International Equity Fund, LP. Each of the Notes had a maturity of fifteen months and bears interest at the rate of four over prime, but not less than eight percent. In the event of a default, the interest rate increases by five percentage points. Each of the Notes is repayable in ten equal monthly installments of principal and interest commencing July 1, 2005. Each monthly installment payment of principal and interest may be converted into common stock of the Company at a fixed conversion price of $0.12 per share under certain circumstances, provided that the result of any conversion would not result in the holder of the Notes holding more than 4.99 percent of the common shares then outstanding. The Company also pledged certain assets as security for repayment of the Notes. There were no personal guarantees or recourse provisions against any third person in the Notes. In addition, Longview Equity Fund, LP was granted a five year warrant to purchase up to 2,916,667 shares of common stock of the Company at an exercise price of $0.18 per share, and Longview International Equity Fund, LP was granted a five year warrant to purchase up to 1,250,000 shares of common stock of the Company, also at an exercise price of $0.18 per share. The Company was unable to pay the first installment of principal and accrued interest due on the Notes on July 1, 2005 due to a delay in receiving amounts due under a subscription agreement outstanding. As a result, notice of default was issued on the Notes and the holders of the Notes have instituted an action to recover on the Notes. See, Legal Proceedings.

On March 15, 2005, the Company entered into a deferred subscription agreement with Golden Gate Investors for a total of $1 million in funding, payable over two years, and issued 10 million shares of its common stock in escrow for the deferred payments, which will be made in installments commencing in July 2005. A total of $43,570 has been received under this subscription agreement through September 30, 2005. In addition, the Company entered into a convertible

                                 -3-

promissory note in the amount of $10,000 with the same party, payable in two years at 5 percent interest, convertible into stock of the Company at a conversion price of the lesser of $0.50 per share or 80 percent of the average price of the five lowest volume weighted average trading days prior to the election to convert. A total of $43,570 in principal has ben converted into common stock through September 30, 2005.

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

At September 30, 2005, the Company held $10,634,330 in assets, including its portfolio investments acquired through the acquisition of iWorld Florida, as compared to $0 in assets at December 31, 2004.

Cash and cash equivalents from inception through September 30, 2005 have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In order to raise capital, the Company, on December 16, 2004, filed a Form 1-E with the SEC, proposing to sell up to $5,000,000 of its common stock at prices between $0.05 and $5.00.

The Company believes that its liquidity and capital resources are adequate to satisfy its current operational needs as well as its investment objectives.






                                      -4-
Results of Operations

Investment Income and Expenses

For the three months ended September 30, 2005, the Company had investment (interest) income of $12,209, representing accrued interest on loans to portfolio and operating expenses of $136,337, resulting in a net loss from operations of ($124,128). For the three months ended September 30, 2004, the Company (as Silesia Enterprises) had no investment income, and no operating expenses, resulting in no net gain or loss. For the nine months ended September 30, 2005, the Company had investment (interest) income of $22,386, representing accrued interest on loans to portfolio and operating expenses of $246,061, resulting in a net loss from operations of ($223,674). The increase in expenses for the nine months ended September 30, 2005 over the same period in 2004 resulted from the Company commencing its primary operations. The expenses for the nine month period consist of general and administrative expense of $246,061. The general and administrative expense consisted primarily of legal fees and expenses, due diligence expenses associated with funding transactions, and general business expenses. In addition, the Company established a reserve for contingencies in the amount of $150,000 in connection with the pending litigation with the Longview Equity funds. This resulted in a total loss for the nine months ending September 30, 2005 of $373,674.

Net Assets

The net assets of the Company were $ 9,670,332, or a net asset value per share of $0.087 at September 30, 2005. This represents a change from net assets of $0, at December 31, 2004. This increase in net asset value per share resulted primarily from the acquisition of portfolio companies, through the acquisition of iWorld Florida, for stock of the Company.

Application of Critical Accounting Policies

The Investment and Audit Committees, consisting of independent Directors of the Company, will make certain critical accounting estimates with respect to the valuation of private portfolio investments.

Portfolio Investments

As a result of the acquisition of IWSS, the Company acquired portfolio investments in Process Integrity, Inc. and Applied Management Concepts, Inc., Prime Group, Inc., Corinth Town Center LLC and PM Forum.org, Inc.

Process Integrity, Inc. is a Texas-based software and services company specializing in process improvement technologies and solutions. Formed in 1986 by one of Americas top experts in quality and process improvement methodologies, the company has developed a robust software solution for ensuring zero defects in manufacturing and other processes. The flagship product has been proven 100 percent effective in eliminating FDA compliance problems in the manufacturing of pharmaceutical products, medical devices and other products subject to federal standards and regulation. The company has attracted the attention of several large pharmaceutical companies that have committed to enterprise-wide implementations of the company software.



                                 -5-
Applied Management Concepts, Inc. is a Houston-based company formed in 1993 that sells project management related software, training and consulting services to large industrial companies in the aerospace, construction, defense, petrochemical and power industries. AMCi currently has business relations with aerospace companies working at NASA Johnson Space Center and some of Americas largest petrochemical companies with plants along the Houston
Ship Canal.   AMCi provides the Company with marketing resources and entree into major industries for other iWorld products and services. One division of AMCi will provide project planning, scheduling and management services to customers in the engineering, construction, petrochemical and oil & gas industries, including plant turnaround services. Another division will provide PM products and services for the aerospace and defense industries, and will have an office on NASA Road 1 in Clearlake, Texas, providing Registrant with a base of operations near NASA. A second AMCi office will be opened near Cape Canaveral on Merritt Island in Florida, where IWSS already maintains a corporate office. Future business opportunities include the opening of branches in major cities around the USA. The president of AMCi is also currently the president of the Clearlake/Galveston chapter of the Project Management Institute, which serves industries and organizations in south Houston, including NASA and various aerospace, construction, engineering, oil& gas, and petrochemical companies.

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

The general plan of operation for the Company is to maintain IWSS as a wholly-owned operating subsidiary to provide management and financing assistance to portfolio investments in the software, development and support areas, and to form two additional wholly-owned operating subsidiaries, one to manage and assist in the financing of project management portfolio investment companies and the other to manage and assist in funding of other portfolio investments. It is expected that each of these subsidiaries will have a Board of Directors made up of directors of the Company, as appropriate, as well as the chief executive of each portfolio company in that group.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, which are not publicly traded. These investments would be recorded at fair


                                 -6-
value as determined by the Investment Advisers retained by the Company in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities would not be subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Thus, there is no exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices. At September 30, 2005, the Company held no publicly traded equity securities, although IWSS held two million shares of FineLine Holdings, Inc., a Pink Sheet traded company
(FNLH), valued at $20,000 and received during 2004 as payment for consulting services rendered to FineLine Holdings.

Item 4.

Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. As of September 30,
 2005 (the end of the period covered by this report), the principal executive officer and principal financial officer of the Company evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no changes in the internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

Longview Equity Fund, LP and Longview International Equity Fund, LP filed suit in U.S. District Court for the Southern District of New York on July 27, 2005 seeking to recover on the promissory notes issued to them on March 31, 2005 in the total amount of $500,000 as a result of the inability of the Company to pay the first installment of principal plus accrued interest due on July 1, 2005. The suit names the company and its CEO, Robert Hipple, as parties and seeks recovery against both for alleged SEC Rule 10b-5 violations relating to the issuance of the promissory notes, and against the Company for a default on the notes. No answer or other response was due or had yet been filed as of September 30, 2005.

Item 2.

Changes in Securities and Use of Proceeds.

No securities were issued by the Company during the quarter ended September 30,
2005.                             -7-
Item 3.

Defaults Upon Senior Securities.

The Company was unable to pay the initial installments of principal and accrued interest due on the promissory notes issued on March 31, 2005 and has received a notice of default from the bondholders, which also have filed suit as a result. See, Legal Proceedings.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2005

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iWORLD PROJECTS & SYSTEMS, INC.

Date: November 14, 2005

By:  /s/ Robert Hipple
    -----------------------
     Robert Hipple, Chief Executive Officer/principal executive officer

Date: November 14, 2005

By:  /s/ Robert Hipple
     ----------------------
     Robert Hipple, principal financial officer
                                    -8-